Form 10-Q
period 1995-09-30
ROADRUNNER VIDEO GROUP INC
filed 1995-11-14
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


(MARK ONE)
X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934 for the quarterly period ended September 30,
         1995.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934 for the transition period.

                            COMMISSION FILE 2-83353


                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        DELAWARE                                            22-2431014
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

        819 S. FLOYD STREET                                 40203
        LOUISVILLE, KENTUCKY                                (Zip Code)
(Address of principal executive offices)

      Registrant's telephone number, including area code:  (502) 585-1411


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No    X
    -----      -----

The number of shares outstanding of the Registrant's common stock, no par value, on September 30, 1995 was 11,412,000.

                          ROADRUNNER VIDEO GROUP, INC.
                     (FORMERLY BUSINESS DATA GROUP, INC.)


                                     INDEX

PART I.                                   FINANCIAL INFORMATION                                        PAGE NO.
Item 1.          Consolidated Financial Statements                                                         2

                 Consolidated Balance Sheets as of September 30, 1995
                 (Unaudited) and December 31, 1994                                                         2

                 Consolidated Statements of Operations (Unaudited) for  the
                 Three Months and Nine Months Ended September 30, 1995 and
                 1994                                                                                      3

                 Consolidated Statements of Cash Flows (Unaudited) for the
                 Nine Months Ended September 30, 1995 and 1994                                             4

                 Notes to Condensed Consolidated Financial Statements
                 (Unaudited)                                                                               5

Item 2.          Management's Discussion and Analysis of  Financial
                 Condition and Results of Operations                                                      12

PART II.                                   OTHER INFORMATION

Item 1.          Legal Proceedings                                                                        20

Item 2.          Changes in Securities                                                                    20

Item 3.          Defaults Upon Senior  Securities                                                         20

Item 4.          Submission of Matters to a Vote of  Security Holders                                     20

Item 5.          Other Information                                                                        20

Item 6.          Exhibits and Reports on Form 8-K                                                         20

SIGNATURES                                                                                                21

                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)

                          CONSOLIDATED BALANCE SHEETS

    ASSETS                                                                         SEPTEMBER 30,      DECEMBER 31,
                                                                                       1995               1994
                                                                                   -------------      -------------
                                                                                   (Unaudited)
    CURRENT ASSETS:
       Cash                                                                        $     185,601      $      93,128
       Accounts receivable (including related party amounts of approximately
         $68,000 and $41,000, respectively)                                              165,398             43,115
       Merchandise inventory                                                             129,864            135,929
       Prepaid expenses and other (including related party amounts of
         approximately $143,000 and $146,000, respectively)                              164,588            222,249
       Note receivable, related party                                                    559,198                  0
                                                                                   -------------      -------------
             Total current assets                                                      1,204,649            494,421

    PROPERTY AND EQUIPMENT, NET                                                        1,599,612          1,703,549

     VIDEOCASSETTE RENTAL INVENTORY, NET                                               4,424,816          4,295,302

    OTHER ASSETS                                                                         305,428             87,757
                                                                                   -------------      -------------
             Total assets                                                          $   7,534,505      $   6,581,029
                                                                                   =============      =============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

    CURRENT LIABILITIES:
       Current portion of long-term debt (including related party amounts of
         approximately $352,000 and $0, respectively)                              $   1,715,288      $   1,028,300
       Accounts payable (including related party amounts of approximately
         $400,000 and $544,000, respectively)                                          1,631,171          1,598,055
       Accrued expenses and other                                                        978,394            922,501
                                                                                   -------------      -------------
             Total current liabilities                                                 4,324,853          3,548,856

    LONG-TERM DEBT, LESS CURRENT PORTION (including related party amounts of
      approximately $1,004,000 and $817,000, respectively)                             1,621,220          3,202,560
                                                                                   -------------      -------------
             Total liabilities                                                         5,946,073          6,751,416
                                                                                   -------------      -------------
    COMMITMENTS AND CONTINGENCIES (Notes 1, 6, 7, 9 and 10)

    STOCKHOLDERS' EQUITY (DEFICIT) (Notes 1, 6 and 9):
       Preferred stock                                                                   760,000                  0
       Common stock                                                                      114,120          2,419,609
       Paid-in capital in excess of  par value                                         3,850,489                  0
       Less:  Treasury stock                                                                   0           (345,000)
       Accumulated deficit                                                            (3,136,177)        (2,244,996)
                                                                                   -------------      -------------
             Total stockholders' equity (deficit)                                      1,588,432           (170,387)
                                                                                   -------------      -------------
             Total liabilities and stockholders' equity                            $   7,534,505      $   6,581,029
                                                                                   =============      =============


          The accompanying notes to consolidated financial statments are an intergral part of these balance sheets.

                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                   ----------------------------    ------------------------------
                                                        1995            1994            1995             1994
                                                   -------------   ------------    ------------      ------------
REVENUES:
  Rental revenues                                  $   2,417,576   $  2,451,381    $  7,336,753      $  5,961,077
  Product sales and other fees                           405,040         96,907         897,234           231,896
                                                   -------------   ------------    ------------      ------------
                                                       2,822,616      2,548,288       8,233,987         6,192,973
                                                   -------------   ------------    ------------      ------------

OPERATING COSTS AND EXPENSES:
  Amortization of videocassette rental inventory         502,819        570,687       1,456,216         1,395,486
  Cost of revenue sharing to related party               155,769        223,631         876,550           546,103
  Cost of product sales (including amounts to
    related parties of $0, $0, $109,000 and $0,
    respectively)                                        353,629         74,932         730,342           169,424
  Operating expenses (net of sublease income
    from related party of $11,100 for the three
    months ended September 30, 1995 and 1994 and
    $33,300 for the nine months ended September        1,766,382      1,421,023       4,963,468         3,654,315
    30, 1995 and 1994)
  Selling, general, and administrative expenses
    (including commission expense to related
    party of $14,000, $0, $30,000 and $0,
    respectively)                                        362,241        380,102         825,945         1,024,066
                                                   -------------   ------------    ------------      ------------
                                                       3,140,840      2,670,375       8,852,521         6,789,394
                                                   -------------   ------------    ------------      ------------
      Operating loss                                    (318,224)      (122,087)       (618,534)         (596,421)


OTHER INCOME (EXPENSE):
   Interest income                                        11,858              0          11,858                 0
  Interest expense, net (including amounts to
    related parties amounting to $37,000,
    $9,500, $90,000 and $23,500, respectively)          (122,838)       (91,076)       (322,444)         (196,760)
  Other, net                                              37,939              0          37,939            (3,284)
                                                   -------------   ------------    ------------      ------------
  Loss before income taxes                              (391,265)      (213,163)       (891,181)         (796,465)

BENEFIT FOR INCOME TAXES                                       0        (85,264)              0          (318,585)
                                                   -------------   ------------    ------------      ------------
  Net loss                                         $    (391,265)  $   (127,899)   $   (891,181)     $   (477,880)
                                                   =============   ============    ============      ============

Net loss per common share                          $      (0.038)  $     (0.015)   $     (0.097)     $     (0.059)
                                                   =============   ============    ============      ============
Weighted average shares outstanding                   10,885,873      8,500,592       9,337,260         8,132,923
                                                   =============   ============    ============      ============

          The accompanying notes to consolidated financial statments are an intergral part of these statments.

                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)

                 CONSOLIDATED STATEMENTS OF CASH FLOWS (NOTE 3)

                                  (UNAUDITED)

                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                            ------------------------------
                                                                                1995             1994
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                  $    (891,181)   $    (477,880)
Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
Depreciation and amortization                                                   1,717,727        1,596,788
Benefit for deferred income taxes                                                       0         (318,586)
Changes in operating assets and liabilities:
      Accounts receivable                                                        (122,283)          24,793
      Merchandise inventory                                                        66,065          (85,856)
      Prepaid expenses and other                                                   57,661          (15,158)
      Note receivable, related party                                             (652,698)               0
      Other assets                                                                (10,329)         (36,123)
      Accounts payable                                                            352,873          427,616
      Accrued expenses and other                                                   55,893          228,004
                                                                            -------------    -------------
        Total adjustments                                                       1,464,909        1,821,478
                                                                            -------------    -------------
        Net cash provided by operating activities                                 573,728        1,343,598
                                                                            -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of videocassette rental inventory                                  (1,531,551)      (1,491,429)
  Purchases of property and equipment                                            (167,842)        (209,676)
  Investment in businesses acquired, net of $0 and $110,000,
    respectively, of working capital acquired                                     (15,000)        (429,133)
                                                                            -------------    -------------
        Net cash used in investing activities                                  (1,714,393)      (2,130,238)
                                                                            -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                                    1,100,000        1,000,000
  Proceeds from borrowings                                                      1,020,184          413,671
  Principal payments on debt                                                   (1,067,377)        (690,827)
  Net borrowings from stockholders                                                180,331                0
  Net repayments from affiliate                                                         0            6,000
                                                                            -------------    -------------
        Net cash provided by financing activities                               1,233,138          728,844
                                                                            -------------    -------------
        Net increase (decrease) in cash                                            92,473          (57,796)

  Cash, beginning of period                                                        93,128          101,022
                                                                            -------------    -------------
  Cash, end of period                                                       $     185,601    $      43,226
                                                                            =============    =============

 SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION
  Cash paid during the year for:
    Interest                                                                $     317,865    $     109,000
    Income taxes                                                            $           0    $           0

         The accompanying notes to consolidated financial statements are an integral part of these statements.

                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)



1.  Background

    During May and June 1995, Business Data Group, Inc. (Business Data), a Delaware corporation, loaned Roadrunner Video Enterprises, Inc. (Roadrunner), a Kentucky corporation, $800,000 at an interest rate of 12%. Roadrunner used the loan proceeds to pay down debt and for various operating purposes.

    On July 17, 1995, Business Data and Roadrunner merged in a stock-for-stock transaction whereby Business Data acquired all of the outstanding shares of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the combined entity (the Company).

    Following the stock exchange, the Company changed its name to Roadrunner Video Group, Inc. and replaced its principal officers and directors with those of Roadrunner. The Company also issued 75,000 shares of Series 1995-A 12% cumulative Preferred Stock, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments), to Selvac Corporation (Selvac) in exchange for the cancellation of Roadrunner's obligation to issue preferred stock to Selvac (Note 6) and the $800,000 loan (mentioned above) was canceled.

    This transaction was accounted for as a "reverse acquisition" with Roadrunner being the acquirer. For accounting purposes the acquisition will be treated as a recapitalization of Roadrunner, whereby the historical financial statements of the Company prior to July 17, 1995 will be reported as those of Roadrunner.

2.  Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. Operating results for the three-and nine-months periods ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

    As discussed in Note 1, in accordance with reverse acquisition accounting rules, the accompanying financial statements presented are those of Roadrunner. Therefore, it is suggested that the accompanying financial statements be read in conjunction with the latest annual Roadrunner financial statements and notes thereto included on Form 8.

    The consolidated financial statements include the accounts of Roadrunner Video Enterprises, Inc. (Roadrunner) and H&H Video Enterprises, Inc. (H&H), a video store company acquired in August 1994. All significant intercompany accounts have been eliminated.

    Net income per share is computed using the weighted average number of shares of common stock during the periods presented after giving effect to the stock-for-stock merger as described in Note 1 (also, see Note 9). The potential dilution from the assumed conversion of certain convertible notes payable and cumulative preferred stock is not included since its effect is antidilutive.

3.  Statements of Cash Flows

    Supplemental disclosures of non-cash activities are as follows:

                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          ------------------------
                                                                              1995         1994
                                                                          ------------------------
                       Merchandise inventory acquired with debt               60,000             0

                       Videocassette rental inventory acquired with:
                         Long-term debt                                            0       236,000
                         Accounts payable                                    465,000        71,000

                       Property and equipment acquired with:
                         Long-term debt                                       16,000        69,000
                         Accounts payable                                    103,000        27,000

                       December 31, 1994 accounts payable converted to
                         long-term debt in 1995                              330,000             0

                       Business acquisitions financed with long-term
                         debt and/or accounts payable                        220,000     1,637,000

                       December 31, 1994 note payable converted to
                         preferred stock in 1995                             750,000             0

                       December 31, 1994 note payable used to reduce
                         note receivable                                      93,500             0

                       Note payable canceled in connection with reverse
                         acquisition                                         800,000             0

4.  Videocassette Rental Inventory

    Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                                    SEPTEMBER 30,     DECEMBER 31,
                                                                        1995             1994
                                                                   --------------   ---------------
                      Videocassette rental inventory               $   12,224,933   $    10,732,699
                      Less accumulated amortization                     7,800,117         6,437,397
                                                                   --------------   ---------------
                                                                   $    4,424,816   $     4,295,302
                                                                   ==============   ===============

5.  Property and Equipment

    Property and equipment and related depreciation at September 30, 1995 and December 31, 1994, consisted of the following:

                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                           1995             1994
                                                                      -------------     --------------
                     Land and building                                 $   277,902      $    287,902
                     Equipment and fixtures                              1,692,806         1,615,793
                     Leasehold improvements                                328,282           301,079
                     Vehicles                                              336,098           302,302
                                                                       -----------      ------------
                                                                       $ 2,635,088         2,507,076
                     Accumulated depreciation                            1,035,476           803,527
                                                                       -----------      ------------
                                                                       $ 1,599,612      $  1,703,549
                                                                       ===========      ============


6.  Acquisitions

    a.   Video Knights and Business Data

         In June 1994, Roadrunner acquired all the assets (primarily videocassette rental inventory, equipment and leasehold improvements) of the Company Owned Store Division of Video Knights, Inc. (Video Knights), a subsidiary of Selvac, which owned and operated five video stores in the states of Virginia, Maryland and New Jersey. The purchase price paid by Roadrunner was $1,410,000 ($60,000 promissory note, $1,000,000 promissory note convertible to Roadrunner common stock and $350,000 paid in cash). In July 1995, the $1,000,000 promissory note (with an unpaid principal balance of $750,000) was canceled in exchange for an agreement whereby Roadrunner would issue convertible preferred stock to Selvac. Concurrent with the merger described in Note 1, this agreement was canceled in exchange for an agreement whereby Roadrunner issued 75,000 shares of Series 1995-A 12% cumulative Preferred Stock, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments) of the Company, to Selvac.

         Unaudited pro forma information for the three and nine months ended September 30, 1995 and 1994 has been provided below to reflect the impact on the Roadrunner's historical operations as if the Video Knights' acquisition and the Business Data acquisition described in
         Note 1 had occurred on January 1, 1994. The unaudited pro forma information does not purport to be indicative of what would have occurred had the Video Knights' and Business Data acquisitions been made at the beginning of the period or of results which may occur in the future.

                                                                 UNAUDITED PRO FORMA
                                            FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                   SEPTEMBER 30,                      SEPTEMBER 30,
                                         -------------------------------     ------------------------------
                                              1995              1994              1995             1994
                                         ---------------  --------------     --------------  --------------
             Revenues                    $   2,823,000     $   2,735,000     $   8,234,000    $   6,776,000
             Operating Loss                   (323,000)         (297,000)         (629,000)        (906,000)
             Net loss                         (384,000)         (300,000)         (887,000)        (797,000)
             Net loss per common share   $      (0.036)    $      (0.029)    $      (0.081)   $      (0.083)

         These Video Knights stores were acquired in contemplation of a potential 1994 business acquisition transaction involving additional video retail stores in the same geographic market. This potential business transaction was not consummated and since the acquisition of these stores, Roadrunner incurred significant operating losses attributable to these stores. As a result, management has adopted a plan to dispose of these stores (including their lease arrangements).

         During the fourth quarter of 1994, Roadrunner recorded a $1.7 million provision to reserve for the disposal of these stores. Such provision was based on the estimated net realizable value of the assets as well as the estimated loss expected under lease arrangements.

    b.   Midwest Video Wholesalers

         In May 1995, Roadrunner acquired all the assets of Midwest Video Wholesalers Limited Partnership, which was a videocassette wholesaler located in Columbus, Ohio. The purchase price was $225,000, consisting principally of intangible assets ($210,000 promissory notes guaranteed by the majority stockholder and $15,000 paid in cash).

7.  Debt

    In January 1995, Rentrak Corporation, Inc. (Rentrak), an affiliate of a stockholder, converted accounts payable of approximately $504,000 as of December 31, 1994 to a note payable requiring monthly interest payments at the prime rate plus one percent through January 1996. $152,000 of the principal balance was paid by September 30, 1995 and the remaining $352,000 principal balance is payable in full in January 1996. Roadrunner also borrowed approximately $106,000 from Rentrak in May 1995 with monthly interest payments at 15% payable through January 1996. $80,000 of the principal balance was paid by September 30, 1995 and the remaining $26,000 principal balance is payable in full in January 1996. Management is currently negotiating an extension of these notes to consolidate all the Rentrak debt into a long-term debt.

    Roadrunner borrowed $100,000 from a bank in April 1995 with principal payments plus interest at the prime rate plus one percent payable through September 1995. The $100,000 was paid off before September 30, 1995.

    During the nine months ended September 30, 1995, two stockholders loaned Roadrunner approximately $181,000 on a long-term basis (due no earlier than October 1, 1996) for operating purposes.

    On September 30, 1995, the holder of a $93,500 Convertible Promissory Note issued in connection with the acquisition of H & H exchanged the Note for 55,000 shares of common stock previously owned by a stockholder that owes the Company $559,198 at September 30, 1995. The result of the transaction was a reduction in notes payable and a reduction in note receivable, related party of $93,500.

8.  Income Taxes

    Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

    A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three and nine month periods ended September 30, 1995, Roadrunner has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

9.  Stockholders' Equity

    At December 31, 1994, Roadrunner had 3,000 shares of no par common stock authorized, of which 1,405 shares were issued and outstanding with 200 shares of treasury stock. In addition, Roadrunner had 1,000 shares of no par preferred stock authorized, of which no shares were issued or outstanding.

    In January 1995, Roadrunner issued, sold and delivered 10.6 shares of common stock to a new stockholder for the cash purchase price of $100,000.

    In July 1995, Roadrunner issued, sold and delivered 105 shares of common stock to an existing stockholder for the cash purchase price of $1 million.

    On July 17, 1995, Business Data acquired all of the outstanding shares (1520.6 common shares) of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the Company (Note 1). Pursuant to the merger, each share of Roadrunner common stock was converted into 6,050.24 shares of Business Data common stock. Concurrent with this acquisition, the Company issued 75,000 shares of Series 1995-A 12% cumulative Preferred Stock to Selvac, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments).

    At July 17, 1995, Business Data had 25 million shares of $.01 par value common stock authorized, of which 2,212,000 shares were issued and outstanding. In addition, Business Data had 100,000 shares of $10 par value Series A, $10 cumulative convertible preferred stock authorized, of which 1,000 shares were issued and outstanding.

    In connection with the reverse acquisition, the 9,200,000 shares of newly issued common stock by Business Data to the Roadrunner shareholders are considered in effect a recapitalization of the previously outstanding Roadrunner common stock. Accordingly, for purposes of computing earnings per common share, the weighted average shares outstanding are retroactively restated to reflect the effect of the recapitalization for all periods presented.

10. Commitments and Contingencies

    In May 1995, two former employees filed a suit against Roadrunner for unspecified damages alleging sexual harassment and wrongful discharge. Management believes these allegations are without merit and the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

    Roadrunner is also involved in a dispute with Rentrak concerning the accuracy of the system in place at certain of Roadrunner's stores which tracks revenue sharing. Roadrunner and Rentrak have agreed to have an audit of this system performed to determine the amount of the net overcharge or undercharge. As a result of this audit, any net overcharge will be applied against Roadrunner's accounts payable to Rentrak. Any net undercharge must be paid by Roadrunner to Rentrak in monthly increments of $15,000 beginning ten days after completion of the audit. If the audit is not completed prior to the end of November 1995, Roadrunner is subject to a penalty of $1,000 per day until the audit is completed. Management is currently in negotiations with Rentrak and feels a favorable settlement will be reached by November 30, 1995.

    Roadrunner has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial condition.

11. Related Party Transactions

    Roadrunner engages in various transactions with related parties and the amounts of these related party transactions and balances are reflected on the accompanying consolidated balance sheets and statements of operations. A description of these related party transactions follows:

    - Rentrak, a shareholder of the Company, provides new release and various other videocassettes to Roadrunner under a revenue sharing agreement. Under this agreement, Roadrunner incurs an up-front handling fee which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The revenue sharing costs under this agreement are expensed as incurred. Roadrunner is required to spend a minimum quarterly amount of revenues with Rentrak.

    - Roadrunner subleases retail space to an entity owned by Roadrunner's majority stockholder.

    - Roadrunner has borrowed funds from several stockholders and pays/incurs interest expense on the funds borrowed.

    - During 1995, Roadrunner began selling previously viewed videocassettes to a regional grocery store chain for resale. Roadrunner has purchased previously viewed videocassettes from Rentrak to sell to the grocery store chain. In exchange for arranging this relationship, Roadrunner is currently paying a sales based commission to a company owned by certain stockholders of the Company.

    - In August, 1995, the Company loaned $1,000,000 to a stockholder, pursuant to a 10.5% Promissory Note maturing on September 30, 1995.
         As of November 13, 1995, the balance of this note receivable was $178,000. Roadrunner anticipates that the balance of the note will be paid no later than December 15, 1995.

                          ROADRUNNER VIDEO GROUP, INC.
                      (FORMERLY BUSINESS DATA GROUP, INC.)

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                            AND FINANCIAL CONDITION


BACKGROUND

Roadrunner is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of September 30, 1995, Roadrunner owned and operated (under the name Roadrunner Video) 40 stores primarily located throughout metropolitan Louisville, Kentucky and Southern Indiana. In 1994, Roadrunner acquired fifteen stores operating in Southern Indiana, metropolitan Louisville, New Jersey, Maryland and Virginia.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, statement of operations data expressed as a percentage of total revenue, the percentage increase or decrease from the comparable period and the number of stores open at the end of each period.

                                            -----------------------------------------          ------------------------------------
                                                    Three Months Ended                                 Nine Months Ended
                                                       September 30,                                      September 30,
                                            -----------------------------------------          ------------------------------------
                                                                           Increase                                        Increase
                                              1995          1994          (Decrease)            1995          1994        (Decrease)
                                            -------       ---------       ----------           ------         -----       ----------

Revenues:
 Rentals                                     85.6 %          96.2 %           (1.4) %            89.1 %         96.3 %        23.1 %
 Product sales                               14.4             3.8            318.0               10.9            3.7         286.9
                                            -----           -----            -----              -----          -----         -----
                                            100.0           100.0             10.8              100.0          100.0          33.0

Operating costs and expenses:
 Amortization of videocassette
  rental inventory                           17.8            22.4            (11.9)              17.7           22.5           4.4
 Cost of revenue sharing                      5.5             8.8            (30.3)              10.6            8.8          60.5
 Cost of product sales                       12.5             2.9            371.9                8.9            2.7         331.1
 Operating expenses                          62.6            55.8             24.3               60.3           59.0          35.8
 Selling, general and admin.                 12.9            14.9             (4.7)              10.0           16.6         (19.3)
                                            -----           -----            -----              -----          -----         -----
   Total                                    111.3           104.8             17.6              107.5          109.6          30.4
                                            -----           -----            -----              -----          -----         -----
Operating loss                              (11.3)           (4.8)           160.7               (7.5)          (9.6)          3.7

Other income (expense), net                  (2.6)           (3.6)           (19.8)              (3.3)          (3.2)         36.3
                                            -----           -----            -----              -----          -----         -----
Loss before income taxes                    (13.9)           (8.4)            83.6              (10.8)         (12.8)         11.9

Benefit for income taxes                       -              3.4              n/a                 -             5.1           n/a
                                            -----           -----            -----              -----          -----         -----
   Net loss                                 (13.9)           (5.0)           205.9              (10.8)          (7.7)         86.5
                                            =====           =====            =====              =====          =====         =====

Number of stores open at
 end of period                                 40              41                                  40             41
                                            -----           -----                               -----          -----

Revenues

Rental revenues decreased 1.4% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and increased 23.1% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The decrease in rental revenue for the three months ended September 30, 1995 was the result of the closing three non profitable locations, which accounted for $34,000 or 100% of the decrease. Management intends to open three other video stores in more profitable locations. The increase in rental revenues for the nine months ended September 30, 1995 was the result of the rental revenues derived from 15 video stores acquired between March 1994 and August 1994 and the opening of a store specializing in sales and weekly rentals of non-new releases, which accounted for approximately $1,400,000 or all of the increase.

Product sales and other fees increased $308,000 or 318% for the three months ended September 30, 1995 as compared to the three months ended September 30, 1994 and increased $665,000 or 287% for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994. The increase in product sales and other fees for the three months and nine months ended September 30, 1995 was primarily the result of sales to a regional grocery store chain with approximately 1,100 stores. In April 1995, Roadrunner began selling previously viewed videocassettes to the grocery store chain for resale. After each store's initial order, Roadrunner fills re-orders initiated by the grocery store chain. Roadrunner determines the videocassettes to be sold to the grocery store chain based on its knowledge of trends in the industry and the grocery store chain has no right to return videocassettes to Roadrunner.
In exchange for arranging this relationship, Roadrunner is currently paying a sales based commission to a related party.

As of September 30, 1995, Roadrunner had filled initial orders for approximately 84 stores and had filled some re- orders. Roadrunner anticipates that the number of grocery stores purchasing videocassettes and the number of re-orders from the grocery store chain will continue to grow. However, there is no assurance that more stores will purchase videocassettes from Roadrunner or that re-orders will comprise a significant portion of future sales to the grocery store chain as the grocery store chain is under no commitment or obligation to continue this arrangement.

Operating Costs and Expenses

Operating costs and expenses increased 17.6% for the three months ended September 30, 1995 and 30.4% for the nine months ended September 30, 1995 compared to the three months ended September 30, 1994 and nine months ended September 30, 1995 primarily due to the increase in stores via acquisitions and openings. Components of operating costs and expenses and related explanations for significant changes between periods, beside the increase in stores, are as follows:

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory decreased from 22.4% and 22.5% of revenues, respectively, for the three months and nine months ended September 30, 1994 to 17.8% and 17.7% of revenues for the three months and nine months ended September 30, 1995. This decrease is a result of an increase in product sales, increased use of revenue sharing and the 1994 write-down to estimated net realizable value of videocassette rental inventory for the stores on the east coast.

Cost of Revenue Sharing

Pursuant to a revenue sharing agreement, a stockholder of the Company provides Roadrunner with new release and various other videocassettes released by certain movie studios. Under this agreement, Roadrunner incurs an up-front handling fee which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The revenue sharing costs under this agreement are expensed as incurred. Roadrunner is required to spend a minimum amount of revenues under this agreement.

Cost of revenue sharing changed from 8.8% and 8.8% of revenues, respectively, for the three months and nine months ended September 30, 1994 to 5.5% and 10.6% of revenues for the three months and nine months ended September 30, 1995. The increase for the nine months ended September 30, 1995 was due to increased use of revenue sharing in 1995 compared to 1994. During the nine months ended September 30, 1994, Roadrunner predominantly purchased tapes for rental, offset by the increase in product sales. The decrease for the three months ended September 30, 1995 was due to the Company's decision to reduce its purchasing from Rentrak, because the minimum required under the contract on annualized basis had been exceeded.

Cost of Product Sales

Cost of product sales increased from $75,000 to $353,000 for the three months ended September 30, 1994 and 1995, respectively, and from $169,000 to $730,000 for the nine months ended September 30, 1994 and 1995, respectively. The cost of product sales as a percentage of product sales and other fees increased from 77.3% to 87.3% for the three months ended September 30, 1994 and 1995, respectively, and from 73.1% to 81.4% for the nine months ended September 30, 1995 and 1994, respectively. The increase in cost of product sales and decrease in the gross margin on product sales and other fees was primarily a result of selling previously viewed videocassette rental inventory beginning in April 1995 to a regional grocery store chain for resale.

Operating Expenses

Operating expenses increased 6.8% and 1.3% as a percentage of revenues for the three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994, respectively. Operating expenses consist primarily of compensation and related expenses and occupancy expenses.

Compensation and related expenses were 27.5% and 26.8% of revenues for the three and nine months ended September 30, 1995, respectively, compared to 26.9% and 26.8% for the three and nine months ended September 30, 1994, respectively. Compensation and related expenses as a percentage of revenues for the nine months ended September 30, 1995 and 1994 was 26.8% for both years. Although product sales increased in the nine months ended September 30, 1995, these increases were offset by an increase in compensation and related expenses attributable to stores opened and acquired in 1994.

Occupancy expenses increased from 19.8% and 18.7% of revenues for the three and nine months ended September 30, 1994, respectively, compared to 20.2% and 19.9% for the three and nine months ended September 30, 1995, respectively. This increase is due primarily to higher occupancy expenses relating to stores acquired on the east coast in June 1994.

Selling, General and Administrative

Selling, general and administrative expenses decreased 4.7% for the three months ended September 30, 1995 compared to the three months ended September 30, 1994 and decreased 19.3% for the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994. The Company has incurred significant professional fees during both the nine months ended September 30, 1995 and 1994 relating to acquisitions, potential acquisitions not consummated and exploring alternatives of becoming a public company. The decreases in selling, general and administrative expenses from 1994 to 1995 are attributable to incurring higher professional fees in 1994. Legal and professional fees increased $68,000 to $142,000 and decreased from $361,000 to $220,000 for the three months and nine months ended September 30, 1994 and 1995, respectively. Additionally the Company incurred higher advertising costs in 1994 to promote stores opened and acquired in 1994.

Other income (expense), net

Other income (expense), net decreased $20,000 and increased $73,000, respectively, for the three months and nine months ended September 30, 1995 as compared to September 30, 1994. The increase for the nine months ended September 30, 1995 is due to increased interest expense as a result of additional borrowings used for acquisitions and restructured debt. The decrease for the three months ended September 30, 1995 was due to a gain of $38,000 on the sale of property and equipment.

Benefit for Income Taxes

Benefit for income taxes decreased $85,000 and $318,000 for the three and nine months ended September 30, 1995 compared to September 30, 1994. No benefit for income taxes was recorded during the three and nine month periods ended September 30, 1995 since Roadrunner has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

Balance Sheet

Other assets increased approximately $217,000 since December 31, 1994 as a result of acquiring the assets of Midwest Video Wholesalers Limited Partnership, a videocassette wholesaler located in Columbus, Ohio (see Note 6b to the consolidated financial statements).

The current portion of long-term debt increased approximately $687,000 since December 31, 1994 due to a $600,000 line of credit that matures in January 1996 and various debt agreements with vendors and related parties that mature in January 1996.

Note receivable to a related party of $559,198 as of September 30, 1995 reflects a $1,000,000 loan to a stockholder made in August, 1995, pursuant to a 10.5% Promissory Note maturing on September 30, 1995. As of November 13, 1995, $686,000 of the note has been repaid and $93,500 of notes payable had been cancelled to reduce the balance to $178,000. Based on the creditworthiness of the stockholder, the Company believes that the note will be repaid by December 15, 1995. However if the note is not repaid by such date, the Company could experience additional cash flow difficulties which could materially impact its ability to meet its debt service requirements.

LIQUIDITY AND CAPITAL RESOURCES

In connection with acquisitions made in 1994 and operating losses incurred since 1992, the Company has incurred substantial indebtedness resulting in a highly leverage capital structure. As of September 30, 1995, the Company had approximately $5.9 million of liabilities outstanding. In addition, the Company may incur further indebtedness (including secured indebtedness) from time to time to finance acquisitions and for other purposes.

The Company's high degree of leverage will have important consequences to holders of shares of Common Stock, including the following: (i) dedication of a substantial portion of the Company's cash flow from operations to pay interest on its debt obligations, which will reduce the funds available to the Company for its operations and future business opportunities; (ii) impairment of the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes; and (iii) vulnerability of the Company to a downturn in its business or the economy generally.

If the Company were unable to meets its debt service requirements in the future, it may, depending upon the circumstances which then exist, seek additional equity and/or debt financing, refinance its existing indebtedness or sell all or part of its business and utilize the proceeds to repay indebtedness. There can be no assurance that such equity or debt financing, if needed, would be available to the Company on acceptance terms or that the Company could refinance existing indebtedness or raise sufficient funds through asset sales. Any inability of the Company to service such debt service requirements would have a significant adverse effect on the Company and the market value and marketability of the Common Stock.

At September 30, 1995 and December 31, 1994, Roadrunner had a working capital deficit of $2.7 million and $3.1 million, respectively. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of Roadrunner's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included in working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will operate with a working capital deficit. However, management believes the Company's September 30, 1995 working capital deficit is unusually high. Management intends to reduce such deficit by refinancing certain obligations presently classified in current liabilities. However, there is no assurance such refinancing efforts will be successful.

The Company's principal long-term capital requirements are for opening new stores and acquiring stores. The Company continues to actively investigate potential merger and acquisition targets in the same line of business. It is management's intention to enter into such acquisition agreements during the remainder of 1995, however, there is no assurance such acquisition agreements will be finalized. Possible financing of such potential acquisitions would include equity offerings.

The overall net change in cash was an increase of $92,000 and a decrease of $58,000 for the nine months ended September 30, 1995 and 1994, respectively as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $574,000 and $1,343,000 for the nine months ended September 30, 1995 and 1994, respectively. The decrease between years is primarily due to the $653,000 increase in a note receivable from a current shareholder and a $413,000 increase in net loss partially offset by increased depreciation due to the increase in the number of stores and accompanying purchases of videocassette rental inventory made during 1995 and the provision of a full valuation allowance against deferred tax assets recorded during the nine months ended September 30, 1995 due to uncertainties in realization using the "more likely than not" valuation method.

Net cash used in investing activities was $1,714,000 and $2,130,000 for the nine months ended September 30, 1995 and 1994, respectively. Purchases of videocassette rental inventory increased $40,000 due to the increase in the number of stores operated by Roadrunner. Investments in businesses acquired was $15,000 and $429,000 for the nine months ended September 30, 1995 and 1994, respectively, a decrease of $414,000. This decrease is a result of using cash to acquire ten stores during the first nine months of 1994 compared to acquiring one videocassette wholesaler during the first nine months of 1995.

Net cash provided by financing activities was $1,233,000 and $729,000 for the nine months ended September 30, 1995 and 1994, respectively. Roadrunner received $1,100,000 and $1,000,000 from stock offerings during the nine months ended September 30, 1995 and 1994, respectively. Proceeds from borrowings increased from $414,000 to $1,020,000 for the nine months ended September 30, 1995 and 1994, respectively. Net borrowings from shareholders increased $180,000. Principal payments on debt were $1,067,000 and $691,000 for the nine months ended September 30, 1995 and 1994, respectively. Proceeds from stock offerings and borrowings were used to meet various operating, financing and investing needs of Roadrunner.

As cash flows from operating activities have not been sufficient to meet Roadrunner's short-term working capital needs, including the acquisition of videocassette rental inventory, Roadrunner has borrowed funds, restructured debt and received equity contributions to meet these needs.

Roadrunner's principal supplier of videocassettes agreed to provide Roadrunner with revolving trade credit during 1995 ranging from $692,000 to $937,000 to finance the purchase of videocassette rental inventory. At September 30, 1995 Roadrunner owed approximately $848,000, which is included in accounts payable and the current portion of long-term debt.

Roadrunner has a revenue sharing agreement and various debt agreements with Rentrak Corporation, Inc. (Rentrak), a stockholder. Roadrunner revised its agreement during 1995 so that Roadrunner is required to expend a minimum quarterly amount of video retail revenues with Rentrak. During 1995, Rentrak converted accounts payable of approximately $504,000 as of December 31, 1994 to a note payable requiring monthly interest payments at the prime rate plus one percent through January 1996. $152,000 of the principal balance was paid by September 30, 1995 and the remaining $326,000 principal balance is payable in full in January 1996. In May 1995, Roadrunner also borrowed approximately $106,000 from Rentrak to fund 1995 revenue sharing transactions with monthly interest payments at 15% payable through January 1996. $80,000 of the principal balance was paid by September 30, 1995 and the remaining $26,000 principal balance is payable in full in January 1996. Management is currently negotiating an extension of these notes to consolidate all the Rentrak debt into a long-term debt. At September 30, 1995, Roadrunner owed Rentrak $1.3 million, which is included in accounts payable and long-term debt.

Roadrunner intends to continue their relationship with Rentrak and their principal supplier in the near future. However, there is no assurance that a credit arrangement will continue to be available or that its terms will not be modified as Roadrunner's financing arrangement with the principal supplier expires in January 1996 and Rentrak is under no obligation or commitment to provide additional financing.

Roadrunner has a $600,000 line of credit with a bank with an outstanding balance of $600,000 as of September 30, 1995 and December 31, 1994. The line of credit matures in January 1996. Management intends to seeks an extension of the maturity date as Roadrunner has extended the maturity date of this line of credit with the bank in prior years. However, there is no assurance that the bank will extend the maturity date or that alternative financing will be available as the bank is under no obligation or commitment to provide additional financing.

Roadrunner issued promissory notes to the sellers of H&H Video Enterprises, Inc. (H&H) in connection with the acquisition of H&H. Under the terms of the notes, principal and interest payments are due quarterly through December 1996 and the sellers may elect to convert the promissory notes into common stock. If converted, the number of shares to be issued will be negotiated at that time. One of the sellers has filed a lawsuit demanding immediate payment in full of approximately $140,000. The Company is attempting to restructure the payment terms. However, there is no assurance that the payment terms will be restructured or alternative financing will be available to the Company. The other seller used the majority of his note, $93,500, to acquire common stock from a stockholder that owes the Company certain amounts under a note receivable.

Roadrunner borrowed $100,000 from a bank in April 1995 to acquire merchandise inventory (videocassettes) to sell to a regional grocery store chain. Principal payments plus interest at the prime rate plus one percent are due through September 1995. The note was paid off at September 30, 1995.

During the nine months ended September 30, 1995, two stockholders loaned Roadrunner approximately $181,000 on a long-term basis (due no earlier than July 1, 1996) for operating purposes.

During May and September 1995, Roadrunner received $800,000 in loan proceeds from Business Data which, in effect, became equity in connection with the July 17, 1995 merger. In addition, on July 17, 1995, Roadrunner received cash of $1.0 million from a common stock sale and converted $750,000 of debt to convertible preferred stock.

Roadrunner acquired five stores located on the east coast in June 1994 in contemplation of a potential 1994 business acquisition involving additional video retail stores on the east coast. This potential business transaction was not consummated and since their acquisition, these stores have incurred significant operating losses. As a result, management decided in 1994 they did not want to operate these east coast stores and adopted a plan to dispose of these stores (including their lease arrangements). The aggregate minimum lease payments for these stores at September 30, 1995 was approximately $1.7 million. Two of these stores have been closed. The Company is in the process of soliciting offers from prospective buyers for the other three stores. The disposal of these stores according to management's plans will improve liquidity. However, there is no assurance that the Company will be successful in their efforts to sell these stores or dispose of their lease commitments.

During 1995, Roadrunner experienced poor liquidity primarily due to operating losses and the nature and timing of financing arrangements. Roadrunner will attempt to maintain liquidity by taking the measures indicated above (i.e. east coast store disposal plan described above) along with additional steps including cost reduction measures, increasing rental revenues and increasing sales to the regional grocery store chain. However, there is no assurance that these efforts will allow the Company to generate sufficient cash flows to maintain liquidity and to fund its future videocassette rental inventory purchases as well as other working capital and financing needs.

GENERAL ECONOMIC TRENDS, QUARTERLY RESULTS, SEASONALITY

The Company anticipates that its business will be affected by general economic trends. The Company believes it would generally be able to pass on increased costs resulting from inflation to its customers. Future operating results may be affected by other factors, including variations in the number and timing of new store openings, the quality and number of new release titles available for rental and sale and the expense associated with the acquisition of new release titles, acquisition by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of new store openings and the related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for the quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

The video retail industry generally experiences relative revenue declines in April and May, due in part to the change to Daylight Savings Time and to improved weather, and in September and October, due in part to the start of school and introduction of new television programs. The Company believes these seasonality trends will continue.

PART II.  OTHER INFORMATION

Item 1.      Legal Proceedings

             In May 1995, two former employees filed a suit against Roadrunner for unspecified damages alleging sexual harassment and wrongful discharge. Management believes these allegations are without merit and the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

             Roadrunner has become subject to various lawsuits, claims and other legal matters in the course of conducting its business. The Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial condition.

Item 2.      Changes in Securities

             Not applicable.

Item 3.      Defaults Upon Senior Securities

             Not applicable.

Item 4. During the third quarter of 1995, two stockholders of the company who own in excess of fifty-percent (50%) of the outstanding shares of the company executed a written consent amending the Company's certificate of Incorporation to change the Company's name to "Roadrunner Video Group, Inc."

Item 5.      Other Information

             Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibits.

                   27     Financial Data Schedule (for SEC use only)

             (b)   Reports on Form 8-K.

             On June 5, 1995, the Company filed a Report on Form 8-K to report the execution of a letter of intent relating to the acquisition of Roadrunner.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ROADRUNNER VIDEO GROUP, INC.
                                     (formerly BUSINESS DATA GROUP, INC.)



                                     By:      /s/ TERRY W. SCHNEIDER
                                              ----------------------------------
                                              Terry W. Schneider
                                              Chief Executive Officer,
                                              Acting Principal Financial Officer

Dated:  November 14, 1995