Form 10-K405
period 1995-12-31
ROADRUNNER VIDEO GROUP INC
filed 1996-04-01
CIK 718905

   ==========================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549
                                   FORM 10-K


  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995 OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------

Commission file number - 2-83353


       ROADRUNNER VIDEO GROUP, INC. (FORMERLY BUSINESS DATA GROUP, INC.)
             (Exact name of registrant as specified in its charter)

                     Delaware                                               22-2431014
- ----------------------------------------------------        ------------------------------------------
  (State of other jurisdiction of incorporation                (IRS Employer Identification Number)
               or organization)

              819 South Floyd Street, Louisville, Kentucky  40203
- -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (502) 585-1411
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

On March 20, 1996, the registrant had 11,695,991 outstanding shares of Common Stock, and on such date, the aggregate market value of the shares of Common Stock held was $17,543,986.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV Certain exhibits to the registrant's prior filings with the Securities and Exchange Commission as listed on page 54.


================================================================================

                                     INDEX

                                                                                                                   Page
                                                                                                                   Number
                                                              PART I
                                                              ------

ITEM 1.         Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 3.         Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12

ITEM 4.         Submission of Matters to a Vote of Security Holders   . . . . . . . . . . . . . . . . . . . . . . . .  13


                                                             PART II
                                                             -------

ITEM 5.         Market for Registrant's Common Stock and Related
                Stockholder Matters   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14

ITEM 6.         Selected Financial Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

ITEM 7.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

ITEM 8.         Financial Statements and Supplementary Data   . . . . . . . . . . . . . . . . . . . . . . . . . . . .  23

ITEM 9.         Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  49


                                                             PART III
                                                             --------

ITEM 10.        Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . . . . . . . . . . . . .  50

ITEM 11.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  50

ITEM 12.        Security Ownership of Certain Beneficial Owners and Management  . . . . . . . . . . . . . . . . . . .  51

ITEM 13.        Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . . . . . . . . . . . . .  52


                                                             PART IV
                                                             -------

ITEM 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K . . . . . . . . . . . . . . . . . . .  54

                                     PART I


ITEM 1. BUSINESS

GENERAL

Roadrunner Video Group, Inc. and its subsidiaries (collectively, the "Company") operates 38 video specialty stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. The Company also sells previously-viewed videocassettes on a wholesale basis to supermarkets in several states. The Company's stores rent and sell a wide range of videos and video games, rent video recorders and video game equipment, and sell video accessories such as blank cassettes, cleaning equipment and a variety of candy and similar items. The Company believes that, based upon the number of stores in operation as of December 31, 1995, it is one of the twenty-five largest operators of video specialty stores in the United States.

On July 17, 1995, Business Data Group, Inc. ("Business Data") (a publicly traded company with no significant operations) and Roadrunner Video Enterprises, Inc. ("Roadrunner") entered into a transaction whereby Business Data acquired all of the outstanding shares of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the combined entity.

This transaction was accounted for as a "reverse acquisition" whereby Roadrunner is deemed to have acquired Business Data for financial reporting purposes. However, Business Data remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Following the transaction, the combined entity changed its name to Roadrunner Video Group, Inc. and replaced its principal officers and directors with those of Roadrunner.


OPERATING STRATEGY

The key elements of the Company's operating strategy include the following:

Smaller Markets. Most of the Company's stores which are not located in its home market of Louisville, Kentucky are located in small towns where its principal competition usually consists of single-store operators and small chains that generally have smaller stores, less capital and buying power, smaller advertising budgets and fewer current release titles than the Company's stores. The Company attempts to become the leading video retailer in the areas it serves and believes that its stores can achieve a higher return on invested capital in these markets than in the larger urban markets because of the lack of competition and its lower operating costs.

Customer Service. The Company seeks to provide a high level of customer service at each of its stores. The Company offers a broad selection of new releases and catalog products, is committed to offering more copies of the newest releases than many of its competitors, and provides customers with personalized attention.

Geographic Concentration. The Company has traditionally concentrated its openings and activities in areas in or near Louisville, Kentucky to maximize operating efficiencies. The Company believes that geographic concentration allows the Company to more easily monitor store operations through its Louisville-based management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Since the Company operates multiple stores, it is able to receive relatively large aggregate cooperative advertising credits from its distributors. The Company receives cooperative advertising credits based on the volume of purchases and, by operating multiple stores in a single geographic market, the Company can more effectively use cooperative advertising credits to maximize the impact of its advertising. The Company may expand its operations to other parts of the United States in the future, but still intends to concentrate multiple stores in a particular geographic area.

Inventory Management. The Company aggressively manages its store inventory. In each of its markets, management seeks to maintain a selection of new releases that balances customer demand and rental trends with maximization of store profitability. Buying decisions are made centrally and are based on box office results, industry newsletters, management's knowledge of the popularity of certain types of movies in its markets and input from store managers. Centralized buying allows the Company to obtain volume discounts and cooperative advertising credits that are often not utilized by its smaller competitors. Distribution costs are reduced and control of new releases is maintained by having the product shipped to and processed at the main office.


GROWTH STRATEGY

The key elements of the Company's growth strategy include the following:

Targeted Acquisitions. The Company believes that acquiring clusters of stores in targeted market areas is often the most cost-effective means of entering a new market, particularly when the stores are in desirable locations. Because of a recent trend toward consolidation in the industry, the Company believes smaller chain operators perceive the need to join larger organizations for enhanced access to working capital, marketing efficiencies and other economies of scale to compete successfully in the future. Management believes this has created an opportunity for the Company to grow further through acquisitions. As a result, management believes that it will continue to be presented with attractive acquisition opportunities. The Company is currently negotiating to acquire several chains of video specialty stores (see "Acquisitions").

Selective Development. The Company anticipates developing between four and seven stores during 1996. In some markets with multiple shopping areas and a sufficient population base to support more than one operator, it is often more cost- effective for the Company to develop a store rather than to buy an existing operation. In choosing specific store sites, the Company considers such factors as lease costs, visibility, access, traffic volume, consumer demographics and convenience to residential neighborhoods, regardless of the proximity of competing video specialty stores. The stores are generally located in strip shopping centers, preferably in an end location and are easily identified by a large sign. The Company leases the space for all but one of its video specialty stores from unaffiliated third parties. Competition for the best sites can be intense. In many of its markets, there is only one main shopping area, so it is critical to get space within that area. The lack of desirable locations in a particular market may necessitate the acquisition of a competitor with a preferable location rather than opening a new store. The Company currently estimates that the gross cost of each new store opening will be approximately $125,000 to $150,000. The Company usually acts as the general contractor with respect to the construction of its new stores and, in that regard, employs a construction manager who has significant video specialty store construction experience.

Videocassette Sales. During the year ended December 31, 1995, the sale of videocassettes accounted for approximately 16% of the Company's revenues. Management anticipates that this percentage will increase in the next few years through the wholesale sale of videocassettes to supermarkets and through the development of stores that focus primarily on the sale of videocassettes.

Set forth below is a historical summary showing the store openings, acquisitions and closings by the Company since inception.

                                                                       Year Ended December 31,
                                                     ----------------------------------------------------------
                                                  1985/1989     1990     1991   1992     1993     1994     1995
                                                  ---------     ----     ----   ----     ----     ----     ----
New Stores Opened                                         6        1        2      0        1        3        3
Stores Acquired                                           0        0        0      0        0       15        0
Stores Closed                                             0        0        0      0        1        0        7

Total Stores at End of Period                            21       22       24     24       24       42       38



STORES

The Company's stores generally are located in stand-alone sites or strip shopping centers for heightened visibility, with a preference for end-cap locations. The Company's stores range in size from approximately 2,800 to 10,000 square feet, with an average size of approximately 5,500 square feet. Most of the stores are leased pursuant to leases with terms ranging from one to ten years and varying renewal options. The Company is responsible for taxes, insurance and utilities under most of these leases. The Company's stores are generally open seven days a week, from 10:00 a.m. to 12:00 a.m. on weekends and from 10:00 a.m. to 11:00 p.m. on weekdays.

The Company has developed a uniform system of design and operation that allows for predictable costs in the opening and operation of its stores. The format and layout of each store allow customers to conveniently locate movie titles, facilitate browsing and provide customers with an unobstructed view across the store. Movies are arranged in display boxes organized into categories by topic, except for new releases, which are assembled in their own section, alphabetically, for ease of selection by customers.

Each store operates under substantially the same plan of operation. Video rentals generally range from $2.50 to $3.25 for new releases to $2.00 for catalog titles. Company-owned stores are generally open 365 days a year. In order to maximize profits, the Company varies the quantity of its new release inventory from location to location to meet competition in the area. The Company generally has a two-day, one-night rental term for new releases, which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a three-day, two-night rental policy. For catalog titles, the Company has traditionally had a three-day, two-night rental term. The Company has experimented with a seven-day, six-night rental term and intends to implement this policy in the majority of its stores in 1996. This new policy will also include offering the majority of catalog titles for sale in addition to rental. The Company's stores use a self-service system, whereby customers select products from the shelves and bring them to the checkout counter. The Company's stores use a computerized system that simplifies rental and return transactions and maintains inventory and customer information. Employees in each store can provide customers with computerized information regarding the availability of a movie title in that store and other information about that title.

For the convenience of its customers, the Company operates a drop-box return procedure at all of its locations, allowing for returns off-hours. Customers utilizing the drop-box must return to the store to pay any unpaid rental fee within seven days of returning the videocassette or video game. To date, the Company has experienced only minimal loss of revenue as a result of videocassettes and video games returned and not paid for within the prescribed time. To generate goodwill with its customers, the Company's stores will, upon customer request, temporarily reserve titles and will special-order any title not currently in stock for overnight delivery.

PRODUCTS

During the year ended December 31, 1995, approximately 84% of the Company's revenues were derived from the rental of videocassettes and 16% from the sale of videocassettes, with the balance of revenues being derived from the rental of video games and video recorders, the sale of video accessories, such as blank cassettes and cleaning equipment, and the sale of confectionery items. The Company also sells audio tapes in a few of its stores.

The Company's stores offer from 8,000 to 10,000 videocassettes (from 2,500 to 8,000 titles) and from 500 to 900 video games (from 400 to 800 titles) for rental and sale, depending upon location. The Company rents and sells adult videocassettes in all of its stores. A typical store's inventory is made up of 7,500 catalog selections (chosen from a core selection of about 7,000 titles), with the balance representing new release titles. Each store has a few special interest titles, covering subjects such as hunting, golf and education, selected by management to appeal to the customer base in the store's market area.

Management believes that a typical store's revenues are most affected by its new release title selection and the number of copies of each new release available for rental as compared to the competition. The Company is committed to offering as many copies of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. Videocassettes offered for sale in video stores are generally special interest titles, children's or other titles promoted by the studios for sell-through and seasonal titles connected to particular holidays.


ACQUISITIONS

During 1995 and 1994, the Company acquired several businesses previously operated by others. Details of these acquisitions are as follows:

Midwest Video Wholesalers Limited Partnership--In May 1995, the Company acquired all the assets of Midwest Video Wholesalers Limited Partnership, which was a videocassette wholesaler located in Columbus, Ohio. The purchase price was $225,000 consisting principally of intangible assets ($210,000 promissory notes guaranteed by the majority stockholder and $15,000 paid in cash).

Roadrunner Video, Inc.--In March 1994, the Company acquired essentially all the assets of Roadrunner Video, Inc. (owned by eight stockholders, one of which was a former stockholder of the Company) which owned and operated five video stores in southern Indiana. The purchase price consisted of a non-interest bearing note payable by the Company in the amount of $350,000 (discounted to $281,000 using a 7% interest rate) and an additional $60,000 if the gross revenues of the five stores equal or exceed $1,500,000 during any of the next five years beginning April 1, 1994. At the option of the Company, this note payable may be converted into shares of any publically-traded stock, including the Company's, if approved by the noteholder within fifteen days after notification. The number of shares to be issued will be determined at the time of conversion.

Video Knights, Inc.--In June 1994, the Company acquired all the assets of Video Knights, Inc. which owned and operated five video stores in the states of Virginia, Maryland and New Jersey. The purchase price paid by the Company was $1,410,000 ($60,000 promissory note, $1,000,000 promissory note convertible to common stock and $350,000 paid in cash).

In July 1995, the $1,000,000 promissory note (with an unpaid principal balance of $750,000) was canceled in exchange for an agreement whereby Roadrunner would issue convertible preferred stock to Selvac Corporation, the owner of Video Knights, Inc. Following the merger with Business Data, this agreement was canceled in exchange for an agreement whereby the Company issued 75,000 shares of Series B cumulative Preferred Stock, convertible into 750,000 common shares (subject to certain anti-dilution adjustments) of the Company, to Selvac Corporation.

These stores were acquired in contemplation of a potential 1994 business acquisition transaction involving additional video retail stores in the same geographic market. This potential business transaction was not consummated, and since the acquisition of these stores, the Company incurred significant operating losses attributable to these stores. As a result, management adopted a plan to dispose of these stores (including their lease arrangements). During 1994, the Company recorded a $1.7 million charge to operations to reflect the estimated cost of the disposal of these five stores.

During 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. The lease related to one of the closed stores was settled. The fifth store (Silver Springs, Maryland) was sold to an unrelated party. The Company is continuing to make payments related to the leases on the three remaining closed store locations. Management is actively seeking other tenants for the remaining locations.

H&H Video Enterprises, Inc.--In August 1994, the Company acquired the stock of H&H Video Enterprises, Inc. (H&H) which operated five video stores in metropolitan Louisville. The purchase price consisted of notes payable to the sellers of $231,600, forgiveness of $27,000 receivable and the assumption of various liabilities totaling $118,400. The notes payable are convertible into common stock by the sellers. The number of shares to be issued is to be determined at the time of conversion. One of the sellers has filed a lawsuit demanding immediate payment in full of approximately $126,000. The Company is attempting to restructure the payment terms. However, there is no assurance that the payment terms will be restructured or alternative financing will be available to the Company. The other seller used the majority of his note to acquire common stock from a stockholder that owed the Company certain amounts under a note receivable.

Potential Future Acquisitions--The Company has signed an agreement and plan of merger with a video specialty store chain consisting of 12 stores in Oxford, Mississippi for approximately $2,555,000. The purchase price is to be paid through the issuance of shares of common stock. The closing is scheduled to occur on or before April 30, 1996.

The Company also has a non-binding letter of intent to acquire a video specialty store chain consisting of 12 stores in the Akron, Ohio market for approximately $2.6 million. The majority stockholder of the Company also owns a controlling interest in the Akron chain. A closing date has not been scheduled for this potential acquisition.


MARKETING AND ADVERTISING

The Company markets its stores and merchandise through radio and direct mail and to a lesser extent through newspaper advertising, discount coupons, celebrity appearances and promotional materials. The Company also publishes a proprietary monthly video guide designed to help customers determine what to watch. The cost of these activities is partially funded through advertising allowances and market development funds that the Company receives from its video wholesale suppliers. To the extent that studios or suppliers do not continue such promotions, the Company will be required to fund advertising and promotions through cash flow from operations and other available funds, which could have a material adverse impact on the Company's plans for expansion and its ongoing operations. The Company also benefits from the advertising and marketing of studios and theaters in connection with their efforts to promote films and increase box office revenues. The Company's advertising emphasizes the selection, service and value available at the Company's stores. The Company also emphasizes community service activities.


VIDEOCASSETTE SALES

In the fall of 1994, the Company opened its first previously-viewed videocassette concept store in Indianapolis, Indiana under the name "Roadrunner Discount Video." In this store, catalog titles are featured in a warehouse style, with all videocassettes available for sale or rental on a weekly basis. In April 1995, the Company began selling previously viewed videocassettes to a supermarket chain for resale. A company owned by stockholders of the Company receives a sales commission for arranging this relationship. After each store's initial order, the Company fills re-orders initiated by the supermarket chain. The Company determines the videocassettes to be sold to the supermarket chain based on its knowledge of trends in the industry and the grocery store chain has no right to return videocassettes to the Company. The Company supplies videocassettes to over 80 supermarkets in several states.


INVENTORY AND INFORMATION MANAGEMENT

The videocassette and video game inventory in each store consists of its catalog titles (those in release for more than one year) and new release titles. Videocassettes and video games utilized as initial inventory in the Company's new stores consist of excess copies of catalog titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for new stores is packaged at a 28,500 square foot warehouse, adjacent to its headquarters facility in Louisville, Kentucky. Each videocassette and video game is removed from its original packaging and an optical bar code label, used in the Company's computerized inventory system, is applied to both the packaging and the plastic rental case. The cassette is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packing and shrink-wrapping the carton. The re-packaged videocassettes, video games and display cartons are then shipped to the new store ready for use. The Company believes that its existing distribution facilities will be adequate for the foreseeable future.

The Company aggressively manages its store inventory. In each of its markets, management seeks to maintain a large selection of new releases and catalog products consistent with maximization of store profitability. Buying decisions are made centrally and are based on the size of the active customer base, new release dates, box office results, industry newsletters and management's knowledge of the popularity of certain types of movies in its markets. The Company believes that centralized buying allows it to obtain volume discounts.

The Company maintains two distinct business systems: a store sales system and a corporate information system. All rental and sales transactions are recorded by the store sales system at the time of customer checkout. The systems track all rental and sales products from the warehouse to each store. The systems also maintain detailed rental history of each customer and title. This information produces the reports used by the Company, including those used in making purchasing decisions on new releases. All of the Company's stores, including all of the acquired stores, use the Company's store sales system.

SUPPLIERS

The video inventory in each of the Company's stores consists of catalog and new release titles, which it either purchases or rents. The Company acquires approximately 80% of its new release videos and substantially all of its catalog videos by purchase directly from one video wholesale supplier. The Company purchases from such wholesaler rather than directly from movie studios because the Company believes that the cost savings of direct purchases would not offset the expense to the Company of establishing its own distribution system. Currently, the typical cost of new release videos purchased by the Company is approximately $60 to $68 except for videos merchandized primarily for immediate sale, for which the cost is typically $5 to $20.

The Company also rents new release titles under revenue sharing arrangements. The Company presently intends to spend approximately 12.5% of its new release budget to obtain new releases from a supplier who is also a stockholder pursuant to a revenue sharing agreement which expires in 1999. Under this agreement, the Company is obligated to obtain a minimum annual dollar amount of new release titles from the supplier, and to the extent that the Company elects to obtain a new release title from the supplier, it must obtain all copies of that title from the supplier. Approximately 45% of new release titles available through normal distribution channels in any given period are also available through the supplier as a result of its relationship with certain movie studios. During the revenue sharing period, which is generally one year (but does not exceed two years) per title, the movie studio retains ownership of the video and the Company shares the rental revenue with the supplier rather than purchasing the video for a fixed cost. In addition, the Company must make an initial payment of approximately $8 per video obtained pursuant to this agreement. The initial payment is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The Company expenses revenue sharing costs as incurred. At the end of the revenue sharing period for a title, the Company has the option to purchase the copies of that title, generally for less than $5 per copy. Revenue sharing allows the Company to order a large number of copies to meet most of the temporarily heavy demand that exists during the first few weekends after a title's release. In addition, revenue sharing reduces the risk that the Company will be unable to recover the acquisition cost of a video through rental revenue before the popularity of the title declines significantly. In addition, in order for the Company to obtain the full benefits of the supplier revenue sharing arrangement, the Company must correctly estimate the number of new releases that it should lease.

Both of the above suppliers have provided loans to the Company. Under the terms of the loan agreements, the Company is required to obtain virtually all of its videocassettes from these two suppliers.


COMPETITION

The video retail industry is highly competitive. The Company's stores compete with other video specialty stores, including stores operated by regional and national chains, such as Blockbuster, and with other businesses offering videos and video games, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. The Company's stores in the metropolitan Louisville, Kentucky area compete with Blockbuster, the dominant video specialty retailer in the United States. It is anticipated that Blockbuster may open 4 to 7 new stores in the Louisville market during 1996. Some of the Company's competitors, including Blockbuster, have significantly greater financial and marketing resources, market share and name recognition than the Company. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. However, many of these have a higher per-person cost than the rental of a video.

The Company believes the principal competitive factors among participants in the video retail industry are store location and visibility, title selection, the number of copies of each new release available and customer service. While the Company does not believe that price is a significant competitive factor among video retailers, it is a significant factor relative to competition with movie theaters and other forms of entertainment. The Company's goal is to generally offer a high level of service, more titles and more copies of new releases than its competitors.

The Company's stores also compete with Pay-Per-View cable television systems, in which home subscribers pay a fee to see a movie selected by the subscriber. Existing Pay-Per-View services offer a limited number of channels and movies and are generally available only to households with a converter to unscramble incoming signals. Recently developed technologies, however, permit certain cable companies, direct broadcast satellite companies, telephone companies and other telecommunications companies to transmit a much greater number of movies to homes in more markets as frequently as every five minutes, referred to as Near Video-on-Demand. Ultimately, further improvement in these technologies could lead to the availability of a broad selection of movies to consumers on demand, referred to as Video-on-Demand, at a price which is competitive with the price of video rentals.

The Company believes movie studios have a significant interest in maintaining a viable movie rental business because the sale of videocassettes to video retail stores currently represents the studios' largest source of revenue. As a result, the Company anticipates that movie studios will continue to make movie titles available to cable television or other distribution channels only after revenues have been derived from the sale of videocassettes to video stores. In addition, the Company believes substantial technological developments will be necessary to allow Pay-Per-View television to match the low price, viewing convenience and selection available through video rental, and substantial capital expenditures will be necessary to implement Video-on-Demand systems. Although the Company does not believe cable television or other distribution channels represent a near-term competitive threat to its business, technological advances or changes in the manner in which movies are marketed, including the earlier release of movie titles to cable television or other distribution channels, could make these technologies more attractive and economical, which could have an adverse effect on the business of the Company.


VIDEO RETAIL INDUSTRY

Video Retail Industry. According to entertainment media analyst Paul Kagan Associates ("Paul Kagan"), the U.S. videocassette rental and sales industry has grown from $0.7 billion in revenue in 1982 to $14.0 billion in 1994 and is expected to reach $19.1 billion in 2000. Paul Kagan estimates that in 1992 80% of American households with televisions also owned a VCR and that more than 100 million VCRs are currently in consumer homes.

The video retail industry is highly fragmented. According to Paul Kagan, in 1994 there were approximately 27,400 video specialty stores in the U.S. Of this number, approximately 6,100 were "superstores", which are defined as video stores with at least 7,500 videocassettes. The Company believes the sales and rental revenue of Blockbuster, which operated approximately 2,800 video retail stores in the U.S. at the end of 1994, was greater than the combined revenue of the next 500 largest domestic video retailers in that year and represented approximately 18% of the domestic video retail market. The Company believes the video retail industry is evolving rapidly from "mom and pop" stores to regional and national superstore chains. Few single store owners are able to expand to multiple store operations, in part due to the difficulty of obtaining working capital financing from banks. Multiple store operations that do exist are generally chains of fewer than 50 stores. Because of a recent trend toward consolidation in the video retail industry, the Company believes that smaller chain operators perceive the need to join larger organizations for enhanced access to working capital, marketing efficiencies and other economies of scale to compete successfully in the future. The Company believes it is well positioned to benefit from this consolidation trend by acquiring successful smaller chain operations.

Movie Studio Dependence on Video Retail Industry. Although the domestic video retail industry includes both rentals and sales, consumers primarily rent rather than buy videos. By setting wholesale video prices, movie studios influence the relative levels of video rentals versus sales. Videos released at a relatively high price, typically $60 to $68, are purchased by video specialty stores and are offered primarily as rental titles. Videos released at a relatively low price, typically $5 to $20, are purchased by video specialty stores and are generally offered as both rental and sales titles. Typically, movie studios attempt to maximize total revenue from video releases by maintaining prices at a relatively high level during the first six months to one year after a new release, during which time sales will be made primarily to video specialty stores for rental, and then re-releasing the video at a lower price to promote sales. From time to time, however, movies that are believed to have mass appeal, such as Forrest Gump and The Lion King, are initially released for sale at a relatively low price.

According to a recent Paul Kagan industry report, total United States consumer filmed entertainment spending has increased from approximately $4.7 billion in 1980 to approximately $37.8 billion in 1993. According to Video Business magazine, in 1994 the home video market was the largest single source of revenue to movie studios, accounting for approximately 53% of movie studios' total domestic revenues and approximately 49% of movie studios' worldwide revenue. Of the many movies produced by major studios and released in the United States each year, relatively few are profitable for the studios based on box office revenue alone. In addition to purchasing box office hits, video specialty stores typically purchase movies on video that were not successful at the box office as customers will often rent a video that they might not view at a theater. The Company believes the consumer is more likely to view movies that were not box office hits on a rented video than on any other medium because video specialty stores provide an inviting opportunity to browse and make an impulse choice among a very broad selection of movie titles at a relatively low price. These purchases by the video stores provide the major movie studios with a reliable source of revenue for the majority of their movies.

Historically, new technologies have led to the creation of additional distribution channels for movie studios. Movie studios seek to maximize their revenues by releasing movies in sequential release date "windows" to various movie distribution channels. These distribution channels generally include, in release date order, movie theaters, video retail stores, pay-per-view television, pay television, basic cable television and, finally, network and syndicated television. The Company believes this method of sequential release has allowed movie studios to increase their total revenue with the addition of new distribution channels, with relatively little adverse effect on the revenue derived from previously established channels, and that movie studios will continue the practice of sequential release as new distribution channels become available. According to Paul Kagan, most movie studios have recently agreed to lengthen the release date window for many hit movie videos from 30 days to 90 days prior to the Pay-Per-View release date.


EMPLOYEES

As of December 31, 1995, the Company employed 238 employees, of whom 135 are employed on a full-time basis. Of these employees, approximately 41 were employed in the Company's corporate offices and distribution operations. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

Each of the Company's stores employ approximately three to eight persons, including one manager and one assistant manager. Area managers supervise the operations of a group of four to five stores each. They report directly to the Company's Operations Manager.

ITEM 2. PROPERTIES

PROPERTIES

Most of the Company's stores are leased pursuant to leases with terms ranging from one to ten years, with varying option renewal periods. The Company anticipates that future stores will also be located on leased premises.


STORE LOCATIONS

The following table sets forth the locations of the Company's stores as of December 31, 1995:

KENTUCKY                                                INDIANA
- --------                                                -------
Bardstown                                               Charlestown
Crestwood                                               Clarksville
Hillview                                                Indianapolis
LaGrange                                                Jeffersonville
Louisville (22 locations)                               Madison
Mt. Washington                                          New Albany
Shelbyville                                             North Vernon
Shepherdsville                                          Scottsburg
                                                        Sellersburg

The Company's corporate headquarters are located at 819 South Floyd Street, Louisville, Kentucky 40203 and consists of approximately 10,000 square feet of office space and 18,500 square feet of storage space. This facility is presently leased by the Company on a month-to-month basis for approximately $4,600 per month.


ITEM 3. LEGAL PROCEEDINGS

Brenda L. Patterson, et al. v. Roadrunner Video Enterprises. Inc., et al., in the Jefferson Circuit Court, Commonwealth of Kentucky, Division Thirteen, Case No. 95-CI-02432.

Brenda Patterson, a former employee, has filed a Complaint against the Company, its President, Terry Schneider, its Vice President, Wayne Jung, and a co-worker, Willie Worthington, alleging that she was sexually harassed by those individuals during the course of her employment. James Breslin, the former Chief Financial Officer of the Company, has joined Patterson as a Plaintiff in this action. Breslin alleges that his employment was wrongfully terminated by the Company after he sought to oppose the Company's practice of tolerating sexual harassment of Ms. Patterson.

Prior to instituting this action, Patterson had filed a charge of sexual harassment against the Company with the Equal Employment Opportunity Commission ("EEOC"). The EEOC dismissed Patterson's charge and gave her a right to sue letter in April 1995.

Patterson is claiming damages in excess of $585,000 based in large part on her alleged lost salary of $50,000 for a period of 10 years. Breslin is claiming damages of over $4 million in connection with his wrongful discharge claim based upon his alleged lost salary for a four year period and certain stock compensation that he failed to receive when the Company went public. Breslin has also asserted a defamation claim against Schneider for which he is seeking over $400,000 in damages. The plaintiff's complaint also contains a claim for punitive damages in an unspecified amount.

The Company intends to vigorously defend Patterson's and Breslin's claims and has filed a counterclaim against those individuals. The Company's counsel is working towards the completion of discovery in the case. This case is set for trial beginning on October 29, 1996.

Homer Quick v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 95-CI-02432.

Plaintiff Homer Quick filed his complaint on June 23, 1995 to collect judgement on a subordinated convertible note executed in his favor by the Company on August 1, 1994. The complaint seeks judgement in the principal amount of $138,800 plus interest of 7.25% per annum for January 15, 1995 until May 14, 1995 plus interest at a rate of 12% per annum from May 14, 1995 until paid. A hearing is scheduled in this matter for April 1, 1996.

Starlite Centre, Ltd. v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 96-CI-00888.

Plaintiff Starlite Centre is the owner of certain rental property leased from it by the Company in Elizabethtown, Hardin County, Kentucky. Starlite has sued the Company under the lease agreement for rent totalling $17,592.40.

Starlite filed its complaint on February 9, 1996 and has since negotiated a settlement agreement with the Company pursuant to which the Company has agreed to pay a portion of the back rent. Starlite has granted the Company an extension to file an answer to its complaint pending compliance with the settlement agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 23, 1995, by written consent executed in accordance with Section 228 of the Delaware General Corporation Law, the holders of the majority of the outstanding stock of the Company entitled to vote thereon voted in favor of amending the Company Certificate of Incorporation to increase the number of the Company's authorized shares of capital stock from 10,050,000 (with 10,000,000 reserved to be Common Stock and 50,000 reserved to be Preferred Stock) to 25,100,000 (with 25,000,000 reserved to be Common Stock and 100,000 reserved to be Preferred Stock).

On July 17, 1995, by written consent executed in accordance with Section 228 of the Delaware General Corporation Law, holders of the majority of the outstanding stock of the Company entitled to vote thereon approved and consented to the following corporate actions:

  (1) the election of Terry W. Schneider, Wayne J. Jung, and Eldon C. Arave as Directors of the Company until the next annual meeting of the Company, and

  (2) the amendment of the Company's Certificate of Incorporation, changing the Company's name from "Business Data Group, Inc." to "Roadrunner Video Group, Inc."

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, $.01 par value, is presently traded over-the-counter but not in any established market nor on any national securities exchange. The Common Stock presently is not subject to quotation by the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ"). To date, trading in shares of the Company's Common Stock has been sporadic and infrequent, and generally have involved a relatively small number of shares. No cash dividends have been paid, nor does the company expect to pay any dividends in the foreseeable future. Currently, certain debt agreements prohibit the payment of dividends without the prior approval of the lender.

The following table presents the high and low bid prices as reported by the National Quotation Bureau, Inc., a registered securities association:

                       Quarterly Common Stock Price Ranges
        -----------------------------------------------------------
            1995                            High              Low
        -----------                        ------            ------
        1st Quarter                        $ .500            $ .250
        2nd Quarter                         2.375              .250
        3rd Quarter                         2.875             1.375
        4th Quarter                         3.313             1.250

            1994
        ------------

        1st Quarter                          .375              .250
        2nd Quarter                          .375              .250
        3rd Quarter                          .375              .250
        4th Quarter                          .375              .250


ITEM 6.  SELECTED FINANCIAL DATA


                                                                           Year Ended December 31
                                                             --------------------------------------------------
                                                          1991        1992       1993        1994        1995
                                                        --------    --------   --------    --------    --------

                                                                    (In thousands, except per share and

                                                                          other operating data)
STATEMENT OF OPERATIONS DATA

REV
   Rental revenue                               $5,203      $6,329     $6,499     $ 8,307     $ 9,554
   Product sales                                   381         389        569         399       1,781
   Other fees                                       96         122        119          24           1
                                               -------     -------    -------     -------    --------

          TOTAL REVENUE                          5,680       6,840      7,187       8,730      11,336

OPERATING COSTS AND EXPENSES
   Amortization of videocassette
        rental inventory                         1,432       1,457      1,409       1,857       2,027
   Cost of revenue sharing                                     112        923         764       1,108
   Cost of product sales                           210         276        399         278       1,617
   Operating expenses                            3,311       3,484      3,657       5,288       6,359
   Selling, general and
        administrative expenses                    515         645      1,049       1,407       1,099
   Disposal of stores                                                               1,700       (217)
                                               -------     -------    -------     -------   --------
          TOTAL OPERATING COSTS
            AND EXPENSES                         5,468       5,974      7,437      11,294      11,993
                                               -------     -------    -------     -------     -------

              OPERATING INCOME (LOSS)              212         866       (250)     (2,564)       (657)

NONOPERATING INCOME (EXPENSE)
   Interest expense, net                          (135)       (137)      (105)       (297)       (394)
   Other, net                                                              14          (3)        233
                                               -------     -------    -------     -------     -------

          TOTAL NONOPERATING INCOME
            (EXPENSE)                             (135)       (137)       (91)       (300)       (161)

                INCOME (LOSS) BEFORE
                       INCOME TAXES                 77         729       (341)     (2,864)       (818)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                     50         294       (134)       (336)
                                               -------     -------    -------    --------     --------

                      NET INCOME (LOSS)       $     27     $   435   $   (207)   $ (2,528)    $   (818)
                                              ========     =======   ========    ========     ========

OPERATING INCOME (LOSS)
   PER SHARE                                      $.02        $.09      $(.03)      $(.31)      $(.07)
                                                  ====        ====      =====       =====       =====

NET INCOME (LOSS)
   PER SHARE                                      $.00        $.04      $(.02)      $(.31)      $(.09)
                                                  ====        ====      =====       =====       =====

SHARES USED IN COMPUTING
   NET INCOME (LOSS)
   PER SHARE                                     9,680       9,680      9,621       8,201       9,868
                                                 =====       =====      =====       =====       =====

                                                                           Year Ended December 31
                                                        -------------------------------------------------------
                                                            1991        1992       1993        1994        1995
                                                        --------    --------   --------    --------    --------
                                                                    (In thousands, except per share and
                                                                          other operating data)
OTHER OPERATING DATA
             Number of stores at
                end of year                                   24          24         24          42          38


BALANCE SHEET DATA
             Cash and cash equivalents                        82         102        101          93         424
             Net property and equipment                      885       1,100      1,268       1,842       1,721
             Net videocassette rental
                inventory                                  2,400       2,821      3,036       4,455       4,358

TOTAL ASSETS                                               4,154       4,279      4,790       6,879       7,525

LONG-TERM DEBT                                             1,112       1,728      2,420       4,231       3,615

TOTAL LIABILITIES                                          2,590       2,488      3,432       7,049       5,479

PREFERRED STOCK                                                                     760

STOCKHOLDERS' EQUITY (DEFICIT)                             1,564       1,791      1,358        (170)      2,046


NOTES -

  -    Includes the operations of Midwest Wholesalers Limited
       Partnership, Roadrunner Video, Inc. and H&H Video Enterprises, Inc. since their acquisitions in May 1995, March 1994 and August 1994, respectively.

  - Includes the operations of five video stores acquired from Video Knights, Inc. from their acquisition in June 1994 through the closing and/or sale of such stores in the fourth quarter of 1995.

  - Shares used in computing net income or loss per share have been retroactively restated to reflect the transaction with Business Data Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1995 COMPARED TO 1994

REVENUE

Revenue, which includes rental revenue and product sales, increased $2.6 million, or 30% ($8.7 million in 1994 to $11.3 million in 1995). Approximately 27% of the above increase resulted from the full year's operating results in 1995 from five new stores opened in 1994. These five additional stores helped generate over $700,000 in revenues for 1995. Approximately 38% of the increase was due to the acquisition of 15 video stores during 1994. These stores were not in operation for a full year in 1994, and by being open for a full year in 1995, helped contribute over $1 million in additional revenue during the year. The above increases were offset in part by an 8% decrease in same store sales (for stores in operation for a full 12 months for both 1995 and 1994). Management believes that the decrease in same store sales is an industry trend, and that this trend may continue. Published reports on the video industry support this belief. The remaining balance of the net increase was from the sale of new and previously viewed videocassettes to a major grocery store chain.

Product sales were 16% and 5% of total revenues for years ended December 31, 1995 and 1994. Part of the increase was the result of over $900,000 in videocassette sales to a major grocery store chain during 1995. The company feels videocassette sales will continue to increase throughout 1996. The increase will primarily be the result of continued videocassette sales to the grocery store chain and the company's emphasis on increasing videocassette sales at the store level.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales increased from $278,000, or 3% of total revenue for 1994 to $1.6 million, or 14% of total revenue for 1995. The cost of product sales as a percentage of product sales revenue increased from 70% to 90% for 1994 and 1995. The decrease in the gross margin was due in large part to volume discounts to the grocery store chain. Prior to 1995, product sales were only at the retail store level.


Operating Expenses

Operating expenses increased from $5.3 million in 1994, or 61% of revenues, to $6.4 million in 1995, or 57% of revenues. The increase resulted primarily from an increase in the number of stores that were in operation for a full year in
1995 compared to 1994.   The decrease as a percentage of revenue was a result
of management selling one and closing four unprofitable East Coast locations in 1995.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $1.9 million, or 22% of rental revenue in 1994, to $2 million, or 22% of rental revenue for 1995. The increase was due to the company having more stores in operation for a longer period of time in 1995 compared to 1994. This created additional purchases of videocassettes for rental, causing an increase in amortization.

Cost of Revenue Sharing

Pursuant to a revenue sharing agreement, a supplier, who is also a stockholder of the Company, provides the company with new releases and various other videocassettes released by certain movie studios. Under this agreement, the company incurs an up-front handling fee, which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The company pays a percentage of the rental revenues to the supplier and expenses the revenue sharing costs under this agreement as incurred.

Cost of revenue sharing increased from $800,000, or 9% of rental revenue for 1994 to $1.1 million, or 12% of rental revenue for 1995. The increase was the result of more stores in operation and more usage of this supplier for 1995 compared to 1994. The additional stores in operation for 1995 generated the $300,000 increase in revenue sharing from 1994 to 1995.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $1.4 million, or 16% of revenues for 1994 to $1.1 million, or 9% of revenues for 1995. The decrease in selling, general and administrative expenses was primarily due to the decrease in advertising expense and professional fees for 1995 as compared to 1994. The decrease in advertising expense was due to increased usage of cooperative advertising. The decrease in professional fees was due to less acquisition and development activity.


Other Income/Expense

Interest expense increased $97,000, or 32%, from 1994 to 1995. This was due primarily to higher outstanding debt balances during 1995 as compared to 1994. The gain on sale of assets in 1995 resulted from the sale of the assets of the Silver Springs, Maryland location and the sale of other fixed assets.


Benefit for Income Taxes

Benefit for income taxes decreased from $336,000 from 1994 to zero in 1995.
The decrease was the result of no income taxes being recorded during 1995 since the company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.


1994 COMPARED TO 1993

REVENUE

Revenue, which includes rental revenue and product sales, increased $1.5 million, or 21% ($7.1 million in 1993 to $8.7 million in 1994). Approximately $213,000 of the above net increase resulted from the opening of a new store for a partial year in 1993, but for a full year in 1994. Approximately $258,000 of the net increase was due to the opening of two additional stores in 1994, which generated additional revenue. Approximately $1.6 million of the net increase was due to the acquisition of 15 video stores during 1994. The above increases were offset in part by a 5% decrease in same store sales for 1994 as compared to 1993. The increase was also offset by a 2% decrease in product sales and other fees for the same period.

Product sales were 5% and 8% of total revenues for years ended December 31, 1994 and 1993. The decrease was primarily due to a decrease in wholesale videocassette sales from 1993 to 1994.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales decreased from $399,430, or 6% of total revenue for 1993, to $277,968, or 4% of total revenue for 1994. The cost of product sales as a percentage of product sales revenue remained constant for 1993 and 1994.


Operating Expenses

Operating expenses increased from $3.7 million in 1993, or 51% of revenue, to $5.3 million in 1994, or 61% of revenues. The increase resulted from two factors: (1) an increase in the number of stores that were in operation for a full year in 1994 compared to 1993, and (2) the fact that the east coast stores acquired in 1994 were more expensive to operate than previously existing company stores.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $1.4 million, or 22% of rental revenue in 1993 to $2 million, or 23% of rental revenue for 1994. The increase was due to the company having more stores in operation for a longer period of time in 1994 compared to 1993. This created additional purchases of videocassettes for rental causing an increase in amortization.


Cost of Revenue Sharing

Cost of revenue sharing decreased from $922,727, or 15% of rental revenue for 1993 to $763,849, or 10% of rental revenue for 1994. The decrease was the result of less product acquired under the revenue sharing agreement for 1994 as compared to 1993.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased from $1 million, or 15% of revenues for 1993 to $1.4 million, or 17% of revenues for 1994. The increase in selling, general and administrative expenses was primarily due to the increase in professional fees and higher advertising expenses to promote stores opened and acquired in 1994.


Other Income/Expense

Interest expense increased $192,000, or 182%, from 1993 to 1994. This was due primarily to higher outstanding debt balances during 1994 as compared to 1993.

Benefit for Income Taxes

Benefit for income taxes increased from $134,000 for 1993 to $336,000 for 1994. The increase was the result of recognizing the benefit expected to be realized from the utilization of the net operating loss carryforward.


LIQUIDITY AND CAPITAL RESOURCES

In connection with acquisitions made in 1994 and operating losses incurred since 1992, the Company has incurred substantial indebtedness resulting in a more highly leveraged capital structure. As of December 31, 1995, the Company had $5,479,000 of liabilities outstanding. In addition, the Company may incur further indebtedness (including secured indebtedness) from time to time to finance acquisitions and for other purposes.

The Company's high degree of leverage has important consequences for the Company, including the following: (i) dedication of a substantial portion of the Company's cash flow from operations to pay interest and principal on its debt obligations, which will reduce the funds available to the Company for its operations and future business opportunities; (ii) reduction of the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate or other purposes; and
(iii) vulnerability of the Company to a downturn in its business or the economy generally.

If the Company were unable to meets its debt service requirements in the future, it may, depending upon the circumstances which then exist, seek additional equity and/or debt financing, refinance its existing indebtedness or sell all or part of its business and utilize the proceeds to repay indebtedness. There can be no assurance that such equity or debt financing, if needed, would be available to the Company on acceptable terms or that the Company could refinance existing indebtedness or raise sufficient funds through asset sales. Any inability of the Company to meet its debt service requirements would have a significant adverse effect on the Company and the market value and marketability of the Common Stock.

At December 31, 1995, the Company had a working capital deficit of $1,893,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The Company's principal long-term capital requirements are for opening new stores and acquiring stores. The Company continues to actively investigate potential merger and acquisition targets in the same line of business. It is management's intention to enter into such acquisition agreements in the future, however, there is no assurance such acquisition agreements will be finalized. Financing of such potential acquisitions would most likely include equity offerings.

The overall net increase in cash was $331,000 for the year ended December 31, 1995 as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $1,409,000 for the year ended December 31, 1995. Net cash used in investing activities was $2,212,000 for the year ended December 31, 1995. This included purchases of videocassette rental inventory of $1,971,000 and purchases of property and equipment of $273,000.

Net cash provided by financing activities was $1,134,000 for the year ended December 31, 1995. The Company received $1,000,000 from the sale of common stock during 1995. Proceeds from borrowings were $1,328,000. Principal payments on debt were $1,194,000. Proceeds from the sale of stock and borrowings were used to meet various operating, financing and investing needs of the Company.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At December 31, 1995, the Company owed $859,000 under this arrangement, which is included in long-term debt, including a current portion of $269,000.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. During 1995, the supplier converted accounts payable of approximately $489,000 to a note payable requiring monthly interest payments at the prime rate plus one percent. At December 31, 1995, the Company owed the supplier $1,089,000, which is included in long-term debt, including a current portion of $92,500. On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest, at 9.5%, beginning April 1, 1996, with a final maturity in March 2000.

Under the terms of the loan agreements with the above two suppliers, the Company is required to obtain virtually all of its videocassettes from them.

At December 31, 1995, the Company had a $600,000 line of credit with a bank with an outstanding balance of $600,000. The line of credit matured in the first quarter of 1996.

On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $900,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. The agreement is collateralized by virtually all assets of the Company.

During the year ended December 31, 1995, the two stockholders mentioned above loaned the Company $321,000 on a long-term basis (due no earlier than 1997) for operating purposes. Effective December 31, 1995, these stockholders converted notes payable and related accrued interest of $426,000 into Common Stock.

The Company issued promissory notes to the sellers of H&H Video Enterprises, Inc. (H&H) in connection with the acquisition of H&H. Under the terms of the notes, principal and interest payments are due quarterly through December 1996 and the sellers may elect to convert the promissory notes into common stock. If converted, the number of shares to be issued will be negotiated at that time. One of the sellers has filed a lawsuit demanding immediate payment in full of approximately $126,000. The Company is attempting to restructure the payment terms. However, there is no assurance that the payment terms will be restructured or alternative financing will be available to the Company. The other seller used the majority of his note to acquire common stock from a stockholder, who, in turn, offset the debt against indebtedness he owed the Company.

During May and September 1995, the Company received $800,000 in loan proceeds from Business Data which, in effect, became equity in connection with the July 17, 1995 merger. In addition, on July 17, 1995, Roadrunner received cash of $1 million from a common stock sale and converted $750,000 of debt to convertible preferred stock.

The Company acquired five stores located on the east coast in June 1994 in contemplation of a potential 1994 business acquisition involving additional video retail stores on the east coast. This potential business transaction was not consummated and since their acquisition, these stores have incurred significant operating losses. As a result, management decided in 1994 that they did not want to operate these east coast stores and adopted a plan to dispose of them (including their lease arrangements). Four of these stores have been closed. The fifth store was sold to an unrelated third party during 1995. The Company is in the process of soliciting tenants for the closed store locations. The aggregate minimum lease payments for these remaining locations at December 31, 1995 was approximately $1.4 million.

During 1995, the Company's cash flow from operations was not sufficient to provide enough capital to purchase videocassette rental inventory and property and equipment, and to repay maturities of debt. The Company will attempt to improve liquidity in 1996 by taking the measures indicated above (i.e. east coast store disposal plan described above) along with additional steps including cost reduction measures, increasing rental revenues and increasing sales to a regional grocery store chain. If such measures are not successful, the Company will need to raise additional capital or obtain other financing to restore adequate liquidity.


GENERAL ECONOMIC TRENDS AND SEASONALITY

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

ITEM 8--FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

ROADRUNNER VIDEO GROUP, INC.





Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  24

Consolidated Financial Statements

  Balance Sheets as of December 31, 1995 and 1994   . . . . . . . . . . . . . . . . . . . . . . . . . . .  25

  Statements of Operations for the Years Ended
     December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27

  Statements of Stockholders' Equity for the Years
     Ended December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  28

  Statements of Cash Flows for the Years
     Ended December 31, 1995, 1994 and 1993   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  29

  Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders
Roadrunner Video Group, Inc.


We have audited the accompanying consolidated balance sheets of Roadrunner Video Group, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadrunner Video Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.


                                    /s/  STROTHMAN & COMPANY PSC


Louisville, Kentucky
March 29, 1996

Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                             December 31
                                                                                  -----------------------------
                                                                                          1995             1994
                                                                                  ------------     ------------
ASSETS
CURRENT ASSETS
           Cash                                                                    $   424,206      $    93,128
           Accounts receivable
              Related parties                                                           64,580           40,480
              Unrelated parties                                                         62,090            2,635
           Current portion note receivable                                              52,153
           Merchandise inventory                                                       124,276          135,929
           Prepaid handling fees to related party                                      144,004          146,500
           Prepaid rent                                                                 27,855           75,749
                                                                                   -----------      -----------

                                                        TOTAL CURRENT ASSETS           899,164          494,421

NET VIDEOCASSETTE RENTAL INVENTORY                                                   4,357,758        4,455,302

NET PROPERTY AND EQUIPMENT                                                           1,721,346        1,841,549

OTHER ASSETS
           Net intangible assets                                                       255,613           87,757
           Note receivable, less current portion                                       185,972
           Deposits and other                                                          105,432
                                                                                   -----------    -------------

                                                                 TOTAL ASSETS      $ 7,525,285      $ 6,879,029
                                                                                   ===========      ===========



Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                             December 31
                                                                                    ---------------------------
                                                                                          1995             1994
                                                                                  ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
           Accounts payable
              Related parties                                                       $  268,431       $  544,449
              Unrelated parties                                                        824,464        1,053,606
           Accrued expenses and other                                                  317,029          439,501
           Liability for closed stores                                                 454,000          781,000
           Current portion of long-term debt
              Related parties                                                           92,500
              Unrelated parties                                                        835,592        1,028,300
                                                                                    ----------       ----------

                                                   TOTAL CURRENT LIABILITIES         2,792,016        3,846,856

LONG-TERM DEBT, less current portion
           Related parties                                                           1,596,227          817,035
           Unrelated parties                                                         1,090,649        2,385,525
                                                                                    ----------       ----------

                                                            TOTAL LIABILITIES        5,478,892        7,049,416

COMMITMENTS AND CONTINGENCIES (Notes A, K and M)

STOCKHOLDERS' EQUITY (DEFICIT)
           Preferred Stock, 12% cumulative voting, $10 par value,
              redeemable at par value at Company's option,
              convertible into common stock at holders' option,
              100,000 shares authorized:
                Series A, convertible into 20 shares of Common
                   Stock, 1,000 shares issued and outstanding                           10,000
                Series B, convertible into 10 shares of Common
                   Stock, 75,000 shares issued and outstanding                         750,000

           Common Stock, one cent par value, 25 million shares
              authorized, 11.696 million shares issued and outstanding
                                                                                       116,960
           Common Stock, no par value, 3,000 shares authorized,
              1,405 shares issued and outstanding                                                    2,419,609
           Paid-in-capital                                                           4,273,636
           Less treasury stock, 200 shares                                                            (345,000)
           Accumulated deficit                                                      (3,104,203)     (2,244,996)
                                                                                  -----------      -----------

                                         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        2,046,393        (170,387)
                                                                                   -----------     -----------

                                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 7,525,285     $ 6,879,029
                                                                                   ===========      ===========



See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES


                                                                          Year Ended December 31
                                                             -------------------------------------------------
                                                                   1995                   1994             1993
                                                             ----------            -----------       ----------
REVENUES
  Rental revenues                                            $ 9,553,615            $ 8,306,546       $6,499,124
  Product sales                                                1,781,258                398,915          569,463
  Other fees                                                       1,497                 23,603          118,520
                                                             -----------            -----------       -----------
                TOTAL REVENUES                                11,336,370              8,729,064        7,187,107

OPERATING COSTS AND EXPENSES
  Amortization of videocassette
    rental inventory                                           2,027,000              1,857,000        1,409,000
Cost of revenue sharing
    with related party                                         1,108,016                763,849          922,727
Cost of product sales                                          1,617,315                277,968          399,430
Operating expenses (net of sublease
  income from related party of
  approximately $39,000, $40,000
  and $23,000, respectively)                                  6,358,723               5,287,544        3,657,373
Selling, general and
  administrative expenses
  (including related party
  commissions of $48,000
  in 1995)                                                    1,099,002               1,406,927        1,048,886
Disposal of stores (Note M)                                    (216,577)              1,700,000
                                                             ----------             -----------       ----------
    TOTAL OPERATING COSTS AND EXPENSES                       11,993,479              11,293,288        7,437,416

                          OPERATING LOSS                       (657,109)             (2,564,224)        (250,309)

OTHER INCOME (EXPENSE)
  Interest expense, net (including
     related party expense of
     approximately $99,630,
     $47,000 and $5,000, respectively)                         (394,426)               (297,085)        (105,409)
  Gain on sale of assets                                        233,753
  Other, net                                                                             (3,218)          13,974
                                                            -----------              -----------      ----------
                      LOSS BEFORE INCOME TAXES                 (817,782)             (2,864,527)        (341,744)

BENEFIT OF INCOME TAXES                                                                (336,000)        (134,000)
                                                            -----------             ------------     -----------

                                      NET LOSS              $  (817,782)            $(2,528,527)    $   (207,744)
                                                            -----------              -----------     -----------

                         LOSS PER COMMON SHARE                    $(.09)                  $(.31)           $(.02)
                                                                  =====                    =====           =====


See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

For the Years Ended December 31, 1995, 1994, and 1993

                                                          Preferred Stock
                                    --------------------------------------------------------------              Common Stock
                                              Series A                           Series B                     One Cent Par Value
                                    ----------------------------       ---------------------------      ----------------------------
                                      Shares           Amount            Shares           Amount           Shares           Amount
                                    ----------       ----------        ----------       ----------       ----------       ----------
BALANCES, JANUARY 1, 1993

1993 net loss

Purchase of Common Stock

BALANCES, DECEMBER 31, 1993

Issuance of Common Stock

1994 net loss

BALANCES, DECEMBER 31, 1994

Issuance of Common Stock
           January 1995
           July 1995

Merger with Business Data
           Group, Inc. on July 17,
           1995                     1,000              $10,000                                         11,412,000         $114,120

Conversion of Selvac debt to
           Preferred Stock                                              75,000            $750,000

Issuance of Common Stock
           December 1995                                                                                  283,991            2,840

Dividends on Series B
           Preferred Stock -
           $.55 per share

1995 net loss
                                    ------             -------        ------            --------       ----------        ---------

BALANCES, DECEMBER 31, 1995         1,000              $10,000        75,000            $750,000       11,695,991         $116,960
                                    =====              =======        ======            ========       ==========         ========

                                        Common Stock
                                        No Par Value              Treasury Stock                          Retained     Stockholders'
                                 -----------------------     --------------------------      Paid-in      Earnings        Equity
                                   Shares       Amount         Shares           Amount       Capital      (Deficit)      (Deficit)
                                 ----------   ----------     ----------       ----------    ----------   -----------    ------------
BALANCES, JANUARY 1, 1993        1,600.0      $1,529,609         200            $(345,000)                 $   606,275   $1,790,884

1993 net loss                                                                                                 (207,744)    (207,744)

Purchase of Common Stock          (300.0)       (110,000)                                                     (115,000)    (225,000)
                                --------      ----------         ---            ---------                  -----------   ----------

BALANCES, DECEMBER 31, 1993      1,300.0       1,419,609         200             (345,000)                     283,531    1,358,140

Issuance of Common Stock           105.0       1,000,000                                                                  1,000,000

1994 net loss                                                                                               (2,528,527)  (2,528,527)
                                --------      ----------         ---            ---------                  -----------   ----------

BALANCES, DECEMBER 31, 1994      1,405.0       2,419,609         200             (345,000)                  (2,244,996)    (170,387)

Issuance of Common Stock
     January 1995                   10.6         100,000                                                                    100,000
     July 1995                     105.0       1,000,000                                                                  1,000,000

Merger with Business Data
     Group, Inc. on July 17,
     1995                       (1,520.6)     (3,519,609)       (200)             345,000    $3,850,489                     800,000

Conversion of Selvac debt to
     Preferred Stock                                                                                                        750,000

Issuance of Common Stock
     December 1995                                                                              423,147                     425,987

Dividends on Series B
     Preferred Stock -
     $.55 per share                                                                                            (41,425)     (41,425)
                                                                                                              (817,782)    (817,782)
                                --------      ----------         ---            ---------    ----------    -----------   ----------

BALANCES, DECEMBER 31, 1995          0.0      $      -0-         -0-            $     -0-    $4,273,636    $(3,104,203)  $2,046,393
                                ========      ==========         ===            =========    ==========    ===========   ==========


See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                               Year Ended December 31
                                                                     ------------------------------------------
                                                                     1995             1994             1993
                                                                 ------------     ------------     ------------
OPERATING ACTIVITIES
           Net loss                                              $  (817,782)    $(2,528,527)    $   (207,744)
           Adjustments
              Disposal of stores                                    (216,577)      1,700,000
              Depreciation and amortization                        2,400,014       2,229,650        1,616,263
              Benefit for deferred
                income taxes                                                        (336,000)        (134,000)
              Loss (gain) on disposal of assets                     (233,753)          3,284           28,391
              Changes in operating assets and liabilities
                Accounts receivable                                  (71,680)         53,400          (40,344)
                Merchandise inventory                                 11,653         (40,140)         (33,446)
                Prepaid expenses                                      50,390        (148,826)         (60,296)
                Other assets                                         (56,278)        (24,883)          (4,750)
                Accounts payable                                     578,000         708,741          144,574
                Accrued expenses and other                          (235,006)        144,774           62,434
                                                                 -----------       ---------        ---------
                NET CASH PROVIDED BY
                  OPERATING ACTIVITIES                             1,408,981       1,761,473        1,371,082

INVESTING ACTIVITIES
           Purchases of videocassette rental inventory            (1,970,532)     (1,874,507)      (1,149,336)
           Purchases of property and equipment                      (272,733)       (248,449)        (436,926)
           Investment in businesses acquired,
              net of $110,000 of cash and
              inventories acquired in 1994                           (45,000)       (578,089)
           Proceeds from disposal of assets                           76,593                           11,715
                                                                 -----------     -------------      ---------

                NET CASH USED IN INVESTING ACTIVITIES             (2,211,672)     (2,701,045)      (1,574,547)

FINANCING ACTIVITIES
           Net proceeds from issuance
              of Common Stock                                      1,000,000       1,000,000
           Proceeds from borrowings                                1,327,632         753,252          926,282
           Principal payments on debt                             (1,193,863)       (836,158)        (748,125)
           Net repayments from affiliate                                              14,584           34,511
           Purchase of Common Stock                                                                   (10,000)
                                                               -------------     -----------      -----------

                NET CASH PROVIDED BY
                  FINANCING ACTIVITIES                             1,133,769         931,678          202,668
                                                               -------------      ----------      -----------

                             NET INCREASE (DECREASE) IN CASH         331,078          (7,894)            (797)

CASH BEGINNING OF YEAR                                                93,128         101,022          101,819
                                                               -------------      ----------       ----------

                                           CASH END OF YEAR    $     424,206      $   93,128       $  101,022
                                                                ============      ==========       ==========



See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE A--TRANSACTION WITH BUSINESS DATA GROUP, INC. AND BASIS OF PRESENTATION

During May and June 1995, Business Data Group, Inc. ("Business Data") (a publicly traded company with no significant operations) loaned Roadrunner Video Enterprises, Inc. ("Roadrunner") $800,000 at an interest rate of 12%. Roadrunner used the loan proceeds to pay down debt and for various operating purposes.

On July 17, 1995, Business Data and Roadrunner entered into a transaction whereby Business Data acquired all of the outstanding shares of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the combined entity.

This transaction was accounted for as a "reverse acquisition" whereby Roadrunner is deemed to have acquired Business Data for financial reporting purposes. However, Business Data remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the accompanying historical financial statements presented for 1995, 1994, and 1993 are the consolidated financial statements of Roadrunner. The operations of Business Data have been included in the accompanying financial statements from the date of acquisition.

Following the transaction, the combined entity changed its name to Roadrunner Video Group, Inc. (the "Company") and replaced its principal officers and directors with those of Roadrunner. The $800,000 loan (mentioned above) was canceled.

The Company also issued 75,000 shares of Series B cumulative Preferred Stock, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments), to Selvac Corporation ("Selvac") in exchange for the cancellation of Roadrunner's obligation to issue Preferred Stock to Selvac (Note G).

The consolidated financial statements also include the accounts of Buyer's Group International, Inc. (BGI), a wholly- owned subsidiary, whose operations consisted primarily of the rental and sale of videocassettes at a Louisville area grocery retailer (Note I) and H&H Video Enterprises, Inc., a video store company acquired in 1994 (Note M). All significant intercompany accounts have been eliminated.


NOTE B--DESCRIPTION OF BUSINESS

The Company is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of December 31, 1995, the Company owned and operated (under the name Roadrunner Video) 38 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. In 1994, the Company acquired five stores operating in southern Indiana, five stores operating in metropolitan Louisville and five stores operating in New Jersey, Maryland, and Virginia (Note M).

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merchandise Inventory--Merchandise inventory consists primarily of videocassettes and games for resale, t-shirts and related items that are stated at the lower of cost (determined on a first-in, first-out basis) or market value.

Videocassette Rental Inventory--Videocassette rental inventory, which also includes video games, is recorded at cost and amortized over its estimated economic life. Videocassettes, which are considered base stock, are amortized over thirty- six months on a straight-line basis with a residual value of $4 per videocassette. New release videocassettes are amortized as follows: the first ten videocassettes per store are amortized as base stock and any succeeding copies are amortized over twelve months on an accelerated basis. The Company does not capitalize any direct or indirect processing costs to prepare videocassettes for rental.

Videocassette rental inventory and related accumulated amortization at December 31, 1995 and 1994 consisted of the following:

                                                                                      1995             1994
                                                                                  ------------     ------------
           Videocassette rental inventory                                          $11,908,659      $10,892,699
           Less accumulated amortization                                             7,550,901        6,437,397
                                                                                   -----------      -----------


                                           NET VIDEOCASSETTE RENTAL INVENTORY      $ 4,357,758      $ 4,455,302
                                                                                   ===========      ===========

Amortization expense related to videocassette rental inventory was approximately $2,027,000, $1,857,000 and $1,409,000 in 1995, 1994, and 1993,
respectively. As videocassette rental inventory is sold (via product sales) or retired, the applicable cost and accumulated amortization are eliminated from the accounts and expensed.

Property and Equipment--Property and equipment are stated at cost. Depreciation of property and equipment is provided using the straight-line and accelerated methods for financial reporting purposes at rates based on the estimated useful lives of the respective assets. Property and equipment and related depreciation at December 31, 1995 and 1994 consisted of the following:

                                                                    Lives              1995             1994
                                                                 -----------        ----------       ----------
           Land                                                                     $  155,375       $  165,375
           Buildings                                             31-39 years           122,527          122,527
           Equipment and store fixtures                            5-7 years         1,818,813        1,753,793
           Leasehold improvements                                 7-10 years           357,616          301,079
           Vehicles                                                3-5 years           270,915          302,302
                                                                                    ----------       ----------

                                                                                     2,725,246        2,645,076
           Less accumulated depreciation                                             1,003,900          803,527
                                                                                    ----------       ----------


                                                  NET PROPERTY AND EQUIPMENT        $1,721,346       $1,841,549
                                                                                    ==========       ==========

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Depreciation expense related to property and equipment was approximately $335,000, $260,000 and $205,000 in 1995, 1994 and 1993, respectively.

Intangible Assets--Intangible assets, principally the excess of purchase price over the fair value of identifiable net assets of acquired businesses (goodwill), are stated at cost less accumulated amortization. These assets are amortized using the straight-line method over their estimated useful lives, not exceeding forty years. Amortization expense charged to operations for 1995, 1994 and 1993 amounted to $38,000, $8,000 and $2,000, respectively.

Intangible assets and related accumulated amortization at December 31, 1995 and 1994 consisted of the following:

                                                                                        1995             1994
                                                                                      --------         --------
           Goodwill                                                                   $295,925          $90,079
           Less accumulated amortization                                                40,312            2,322
                                                                                      --------          -------


                                                        NET INTANGIBLE ASSETS         $255,613          $87,757
                                                                                      ========          =======


Subsequent to its acquisition, the Company continually evaluates whether events and changes in circumstances have occurred that indicate the remaining estimated useful life of an intangible asset may warrant revision or that the remaining balance of an intangible asset may not be fully recoverable. When factors indicate that an intangible asset should be evaluated for possible impairment, the Company uses an estimate of the related business' undiscounted future cash flows over the remaining life of the asset in measuring whether the intangible asset has been impaired.

Treasury Stock--Treasury stock represents amounts paid by the Company to purchase the Common Stock of former stockholders.

Revenue Recognition--Revenue from videocassettes and merchandise is recognized at the time of rental or sale.

Store Opening Costs--Store opening costs, which consist primarily of payroll, advertising, occupancy and supplies, are expensed as incurred.

Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.




Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Loss Per Common Share--Loss per common share was based upon the weighted average common shares outstanding of 9,868,312 in 1995, 8,201,229 in 1994, and 9,602,716 in 1993, as adjusted for the reverse acquisition (see Notes A and G).

Statement of Cash Flows--Cash includes demand deposits with banks and all highly liquid investments with original maturities of three months or less. Cash paid for interest was $397,000, $243,000 and $110,000 for 1995, 1994 and
1993, respectively.  Cash paid for income taxes was $23,000 in 1993.

Supplemental disclosures of non-cash activities for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                                      1995             1994             1993
                                                                  -----------       ----------       ----------
           Videocassette rental inventory
              acquired with debt                                  $1,083,000        $  900,000         $764,000

           Business acquisitions financed with debt                  210,000         1,522,000

           Common Stock acquired with debt                                                              215,000

           Loan cancelled in conjunction with
              Business Data merger                                   800,000

           Note payable converted to Preferred
              Stock                                                  750,000

           Related party note payable and related
              accrued interest converted to
              Common Stock                                           426,000

           Note receivable received related to
              sale of store                                          250,000

           Note payable converted to Common Stock                    100,000





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE C--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Revenue Sharing Agreement--The Company may obtain new release and various other titles from a supplier who is also a stockholder pursuant to a revenue sharing agreement. Under this agreement, the supplier provides to the Company videocassettes released by certain movie studios. The Company pays an up-front handling fee of approximately $8.00 for each videocassette. This handling fee is amortized on a straight-line basis over the estimated average revenue sharing period (approximately twelve months). During the revenue sharing period, which does not exceed two years, the studio retains ownership of the videocassettes and the Company shares the rental revenue with the studio rather than initially purchasing the videocassette for a fixed cost (typically $60 to $68 per tape). The Company is required to spend a minimum quarterly amount of rental revenues with the supplier. Management believes revenue sharing generally allows the Company to order a substantially larger number of copies to fill most of the temporarily large demand that exists when a title is released. Revenue sharing reduces the risk that the Company will be unable to recover the acquisition cost of a videocassette through rental revenue before the popularity of the title declines significantly. The Company has an option to purchase the videocassette (based on fair value) at specified intervals and at the end of the revenue sharing period. The Company expenses revenue sharing costs as incurred (Note H).

Income Taxes and Accounting Change--Deferred income taxes are recorded based on temporary differences between the financial statements and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes. Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards No. 109, the standard for accounting for income taxes issued by the Financial Accounting Standards Board. Prior year financial statements were not restated for this accounting change. The cumulative effect of this accounting change was recorded effective January 1, 1993 and had no effect on net loss.

Reclassifications--Certain 1993 and 1994 amounts have been reclassified to conform with 1995 classifications. Such reclassifications had no effect on the previously reported net loss.


NOTE D--NOTE RECEIVABLE

In December 1995, the Company sold its Silver Springs, Maryland store to an unrelated party. The total stated purchase price was $350,000; however, $100,000 of that amount is contingent upon the new owner achieving a level of sales which is significantly higher than the historical amounts. As such, this contingent portion has not been recorded by the Company.

In conjunction with the above sale, the Company received $50,000 at closing, less rent due of approximately $12,000. The remaining balance is payable beginning July 1, 1996 in monthly installments of $2,338 through December 31, 1996 and in monthly installments of $4,676 thereafter, including interest at 8%. The assets of the Silver Springs store serve as collateral for the note receivable.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE E--LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 1995 and 1994:

                                                                                      1995             1994
                                                                                  ------------     ------------
           Debt agreements with a stockholder/supplier, interest
              payable monthly at the prime rate plus 1%,
              collateralized by virtually all assets of the Company
              and guaranteed by certain stockholders:

                Line of credit (weighted average interest rates
                   were 9.9% and 10.2% for 1995 and 1994,
                   respectively), due in June 1999                                  $  599,551       $  599,551

                Note payable (See Note 1)                                              489,176
                                                                                    ----------     ------------

                                                                                     1,088,727          599,551
           Notes payable to a supplier, due in 33 monthly
              installments of $30,000, beginning January 1996,
              including interest at 12% with a final payment of
              all outstanding principal and interest in October
              1998, collateralized by virtually all assets of
              the Company and guaranteed by the majority
              stockholder                                                              859,420          550,000

           Line of credit with a bank, with an interest rate
              ranging from prime plus 1%-1.5%, (weighted
              average interest rates were 10.2% and 8.9% for
              1995 and 1994, respectively) collateralized by
              virtually all assets of the Company and guaranteed
              by certain stockholders (See Note 2)                                     600,000          600,000

           Notes payable to certain stockholders, bearing
              interest at rates approximating 6% (Notes G and H)                           -0-          217,483

           Notes payable to two banks, due in aggregate monthly
              installments of $5,360, net of unamortized discount
              of $43,936 and $54,075 in 1995 and 1994, respectively,
              effective interest rate of 8.3%, with interest payable
              monthly at approximately 1%, maturing March
              1997, guaranteed by the majority stockholder                             231,232          283,011

           Notes payable to various financial institutions, due in varying monthly installments, including interest from 7.9% to 13.75%,
              varying maturities through 1998 and collateralized by vehicles           178,498          121,373

Continued


ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE E--LONG-TERM DEBT--Continued

                                                                                      1995             1994
                                                                                  ------------     ------------
           Note payable to seller of five southern Indiana stores,
              net of unamortized discount of $31,352 and $46,657,
              due in aggregate monthly installments of $5,069,
              including effective interest at 7%, maturing in
              November 1999 (Note M)                                                   174,596          252,439

           Notes payable to sellers of Midwest Video, due in
              quarterly installments of $30,000, including interest
              at 9% (Note M)                                                           153,362

           Notes payable to sellers of H&H Video Enterprises,
              Inc. (H&H), due December 1996, bearing interest
              at 7.25%, payable quarterly, collateralized by
              H&H stock (Note M) (See Note 3)                                          126,300          231,600

           Mortgage note payable to bank, due in monthly
              installments of $3,150, including interest
              at 8.5%, maturing June 1997, collateralized
              by real property and improvements of the
              Cane Run Road, Louisville, Kentucky store                                 50,697           82,684

           Note payable to financial institution, due in monthly
              installments of $1,566, including interest at 6%,
              maturing May 1998                                                         42,176           57,921

           Note payable to former stockholder, due in monthly
              installments of $1,990, including interest at 12%,
              maturing March 1997                                                       27,617           46,927

           Note payable to seller of five Video Knights, Inc. stores, principal payment of $250,000 plus interest at prime
              plus 1%, remaining $750,000 unpaid principal balance
              converted to preferred stock in July 1995 (Note M)                                      1,000,000

           Note payable to former stockholder, due in monthly
              installments of $9,724, including interest at 8%                                          111,783

           Various other                                                                82,343           76,088
                                                                                   -----------       ----------

                                                                                    $3,614,968       $4,230,860
                                                                                    ==========       ==========

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE E--LONG-TERM DEBT--Continued

                                                                                      1995             1994
                                                                                  ------------     ------------
           Current portion:
              Related parties                                                       $   92,500
              Unrelated parties                                                        835,592       $1,028,300
                                                                                    ----------       ----------

                                                                                    $  928,092       $1,028,300
                                                                                    ----------       ----------

           Long-term portion:
              Related parties                                                       $1,596,227       $  817,035
              Unrelated parties                                                      1,090,649        2,385,525
                                                                                    ----------       ----------

                                                                                     2,686,876        3,202,560
                                                                                    ----------       ----------

                                                                                    $3,614,968       $4,230,860
                                                                                    ==========       ==========

Contained in the above debt agreements are certain restrictive covenants including, among others, restrictions on acquisitions, prohibition on payment of dividends without approval of the lender, and restrictions on disposition of assets. The Company has violated certain covenants; however, relevant waivers have been granted except as mentioned in Note 3 below.

Approximate principal maturities as of December 31, 1995, as modified for subsequent refinancing in March 1996 as explained below, are as follows:

              1996                               $  928,000
              1997                                 1,532,000
              1998                                 1,052,000
              1999                                   95,000
              2000                                    8,000

Note 1--On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest at 9.5% beginning April 1, 1996, with a final maturity in March, 2000.

Note 2--On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $900,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. As such, the $600,000 has been classified as non-current since it was refinanced on a long-term basis. The agreement is collateralized by virtually all assets of the Company.

Note 3--The holder of this note has given notice that the Company is in default due to late payment of certain note payments. He has declared the full amount due and payable.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE F--INCOME TAXES

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 109 effective January 1, 1993. SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. In accordance with this statement, the Company recognized deferred tax assets reflecting the benefit expected to be realized from the utilization of net operating loss carryforwards, and deferred tax liabilities for tax depreciation in excess of book depreciation. The adoption of SFAS 109 had no impact on the financial statements as of January 1, 1993.

Income tax benefit for the years ended December 31, 1995, 1994 and 1993 consisted of the following:

                                                    1995            1994             1993
                                                 ---------       ----------       ----------
           Current                             $      -0-      $        -0-      $       -0-
           Deferred                                   -0-         (336,000)        (134,000)
                                               ----------        ---------        ---------

                                   Total       $      -0-        $(336,000)       $(134,000)
                                               ==========        ==========       ==========

The benefit for income taxes differs from that computed at the federal statutory corporate tax rate at December 31, 1995, 1994 and 1993 as follows:

                                                                       1995            1994             1993
                                                                    ---------       ----------       ----------
           Benefit at statutory 34% rate                           $ (278,000)       $(974,000)       $(116,000)
           State taxes, net of federal benefit                        (49,000)        (172,000)         (18,000)
           Addition to valuation allowance                            327,000          810,000
                                                                    ---------        ---------      -----------

                                          Income tax benefit        $     -0-       $ (336,000)       $(134,000)
                                                                    =========       ==========       ==========

As of December 31, 1995, the Company has net operating loss carryforwards of approximately $3.6 million for federal income tax purposes, which expire during the years 2004 through 2010. The Company's net operating loss carryforwards may be limited in future years due to ownership changes in the Company.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE F--INCOME TAXES--Continued

Significant components of the Company's net deferred tax liability consisted of the following:

                                                                                          1995             1994
                                                                                    ----------       ----------
           Deferred tax assets:

              Non deductible financial accruals                                    $   501,000        $ 754,000
              Net operating loss carryforwards                                       1,457,000          831,000


              Valuation allowance                                                   (1,137,000)        (810,000)
                                                                                   -----------        ---------


                                                   Total deferred tax assets           821,000          775,000
                                                                                   -----------        ---------

           Deferred tax liabilities:

              Excess tax depreciation over book                                        821,000          775,000
                                                                                   -----------        ---------


                                              Total deferred tax liabilities           821,000          775,000
                                                                                   -----------        ---------


                                                Net deferred tax liabilities     $         -0-      $       -0-
                                                                                 =============      ===========


A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 1995 and 1994 of $1,137,000 and $810,000, respectively, due to uncertainties in realization using the "more likely than not" valuation method.


NOTE G--STOCKHOLDERS' EQUITY

On July 17, 1995, Business Data acquired all of the outstanding shares (1520.6 common shares) of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the Company (Note A). Pursuant to the merger, each share of Roadrunner Common Stock was converted into 6,050.24 shares of Business Data Common Stock. Concurrent with this acquisition, the Company issued 75,000 shares of Series B 12% cumulative Preferred Stock to Selvac, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments).

At July 17, 1995, Business Data had 25 million shares of $.01 par value Common Stock authorized, of which 2,212,000 shares were issued and outstanding. In addition, Business Data had 100,000 shares of $10 par value Series A, cumulative convertible Preferred Stock authorized, of which 1,000 shares were issued and outstanding.

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE G--STOCKHOLDERS' EQUITY--Continued

In connection with the reverse acquisition, the 9,200,000 shares of newly issued Common Stock by Business Data to the Roadrunner shareholders are considered in effect a recapitalization of the previously outstanding Roadrunner Common Stock. Accordingly, for purposes of computing loss per common share, the weighted average shares outstanding have been retroactively restated to reflect the effect of the recapitalization for all periods presented.

Other transactions during the periods presented are as follows:

In January 1995, the Company converted a $100,000 note payable to 10.6 shares (64,132.6 shares as restated) of Common Stock.

In July 1995, the Company issued, sold and delivered 105 shares (635,275.5 shares as restated) of Common Stock to an existing stockholder for the cash purchase price of $1 million (Note H).

Effective December 31, 1995, two stockholders of the Company converted notes payable and related accrued interest of $425,987 into 283,991 shares of Common Stock.

In June 1994, the Company entered into a stock purchase agreement with the parent corporation of a supplier. As stated in the agreement, the Company issued, sold and delivered to the purchaser an aggregate of 105 shares (635,275.5 shares as restated) of Common Stock for the cash purchase price of $1 million. In addition, the purchaser has certain stock participatory and registration rights in the Company. The stock purchase agreement contained several restrictive covenants including, among others, restrictions on the acquisition of other business and on the issuance of additional stock of any class besides Common Stock. The Company has violated several covenants; however, the stock purchase agreement does not provide any specific remedies for such violations. Management of the Company believes that such violations will not result in action against the Company by the purchaser.

During 1993, the Company purchased 300 shares (1,815,072.9 shares as restated) of its Common Stock in the buyout of a stockholder. As the purchase price was greater than the original basis of the stock, the excess amount was recorded as a decrease in retained earnings.


NOTE H--RELATED PARTY TRANSACTIONS

As of December 31, 1995 and 1994, the Company had borrowed $392,821 and $217,483, respectively, from stockholders and officers. For the years ended December 31, 1995, 1994 and 1993, the Company recorded interest expense of approximately $40,400, $6,500 and $6,000, respectively, on loans from stockholders and officers. Such loans and related accrued interest were converted to Common Stock effective December 31, 1995 (Note G).



Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE H--RELATED PARTY TRANSACTIONS--Continued

In July 1995, Roadrunner issued, sold and delivered 105 shares (635,272.5 shares as restated - See Note G) of Common Stock to an existing stockholder for a cash purchase price of $1 million. In August, 1995, the Company loaned approximately $1 million to this stockholder. The stockholder subsequently sold the 105 shares to other parties and repaid the loan with 10.5% interest prior to December 31, 1995. Interest earned on this loan was $17,213 in 1995.

A supplier, who is also a stockholder of the Company, provides videocassettes to the Company under a revenue sharing agreement (Note C). As a result of these transactions, approximately $268,000 and $544,000 is included in accounts payable as of December 31, 1995 and 1994, respectively, and the Company incurred revenue-sharing expense to this supplier in 1995, 1994 and 1993 of approximately $1,108,000, $764,000 and $923,000, respectively.

During 1994, the Company entered into a line of credit agreement with the above supplier (Note E). The Company had borrowings outstanding of $1,088,727 and $599,550 under this agreement as of December 31, 1995 and 1994, respectively. The Company incurred interest expense of approximately $59,000, $41,000 and $3,000 for the years ending December 31, 1995, 1994 and 1993, respectively and accrued interest was approximately $29,000 and $9,500 as of December 31, 1995 and 1994, respectively.

During 1995, the Company began selling previously viewed videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the above supplier to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by certain stockholders of the Company. Sales commissions under this arrangement were $48,000 in 1995.

The Company has purchased materials from a company which is partially owned by a stockholder of the Company. For the years ended December 31, 1995, and 1994, the Company made purchases totaling $4,000 and $12,000, respectively.

The Company buys and sells merchandise at cost from/to Coyote Enterprises, Inc. (Coyote), which is partially owned by a stockholder of the Company. As of December 31, 1995, 1994 and 1993, the Company had advanced merchandise (net of repayments) to Coyote with a cost of $-0-, $2,399 and $16,983, respectively.

The Company had an agreement with H&H Video Enterprises, Inc. (H&H), an enterprise owned partially by an employee of the Company, whereby H&H paid a fee to operate five stores in metropolitan Louisville using the Company's name. Under this agreement, the Company recorded income of approximately $37,000 for the year ended December 31, 1993. The agreement terminated in 1994 when the Company acquired the assets of H&H (Note M).





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE H--RELATED PARTY TRANSACTIONS--Continued

The Company occasionally makes purchases for Squeeze Play Cards, Comics and Collectibles, Inc. (Squeeze Play), a retail concern that sells sports cards and related materials and is owned by a stockholder of the Company. In addition, Squeeze Play subleased retail space from the Company for $39,000, $40,000 and $30,000 for the years ending December 31, 1995, 1994 and 1993, respectively.
As of December 31, 1995 and 1994, Squeeze Play owed $65,000 and $41,000, respectively, for rent and purchases.


NOTE I--RELATED BUSINESS ACTIVITIES

BGI (Note C) recorded a net loss from operations of approximately $42,000 for the year ending December 31, 1993. In 1994, BGI was dissolved and transferred all remaining assets and obligations to the Company.


NOTE J--PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all employees who meet certain service and other eligibility requirements. The plan is intended to provide employees with income upon retirement or a benefit in the event of death or disability. Contributions to the plan are made by the Company at the discretion of the Board of Directors and are allocated to plan participants on a proportionate compensation basis. Participants became 100% vested in their account balances upon completion of five years of service. The Company did not contribute to the plan for the years ended December 31, 1995, 1994 and 1993.


NOTE K--COMMITMENTS AND CONTINGENCIES

Leasing Arrangements

The Company conducts its operations from facilities that are leased under various operating lease agreements. There are options to renew leases at varied terms at increased monthly rentals. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Several of these leases are personally guaranteed by the majority stockholder of the Company.





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE K--COMMITMENTS AND CONTINGENCIES--Continued

The following is a schedule of approximate future minimum rental payments required under noncancellable operating leases as of December 31, 1995, including leases related to closed stores (see Note M):

                   Year Ending
                   December 31,                                     Amount
                   ------------                                   ----------
                       1996                                        $1,869,000
                       1997                                         1,410,000
                       1998                                         1,181,000
                       1999                                           823,000
                       2000 and thereafter                          1,053,000

Rental expense was approximately $1,860,000, $1,709,000 and $1,139,000 in 1995,
1994 and 1993, respectively.

Legal Matters--In May 1995, two former employees filed a suit against the Company alleging sexual harassment and wrongful discharge. The plaintiffs are alleging damages in excess of $5 million. Management of the Company believes these allegations are without merit and the ultimate outcome of this matter will not have a material adverse effect on the Company's results of operations or financial condition.

The Company was involved in a dispute with a stockholder/supplier (Notes C, E, G and H) concerning the accuracy of the system in place at certain of the Company's stores which tracks revenue sharing. This dispute was settled in December, 1995 with the Company receiving a credit of $100,000.

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business. Management of the Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial condition.

Employment Contract--The Company has an employment contract with a member of management which expires in April 1997.


NOTE L--LEGAL SETTLEMENT

During 1993, the Company and a principal stockholder entered into a settlement agreement involving a legal matter with the U.S. Government, whereby the Company paid a $30,000 fine and contributed $30,000 to a charitable organization. The settlement was approved by the court in 1994. This settlement has been reflected in the 1993 financial statements.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE M--BUSINESS ACQUISITIONS

During 1995 and 1994, the Company acquired several businesses previously operated by others. The purchase method of accounting has been used to record these acquisitions and the results of operations of the acquired businesses have been included in the results of operations of the Company since the dates of acquisition. Details of these acquisitions are as follows:

Midwest Video Wholesalers Limited Partnership--In May 1995, the Company acquired all the assets of Midwest Video Wholesalers Limited Partnership, which was a videocassette wholesaler located in Columbus, Ohio. The purchase price was $225,000 consisting principally of intangible assets ($210,000 promissory notes guaranteed by the majority stockholder and $15,000 paid in cash.)

Roadrunner Video, Inc.--In March 1994, the Company acquired essentially all the assets of Roadrunner Video, Inc. (owned by eight stockholders, one of which was a former stockholder of the Company) which owned and operated five video stores in southern Indiana. The purchase price consisted of a non-interest bearing note payable by the Company in the amount of $350,000 (discounted using a 7% interest rate of $281,000) and an additional $60,000 (the "Additional Amount") if the gross revenues of the five stores equal or exceed $1,500,000 during any of the next five years beginning April 1, 1994. Under the purchase method of accounting, the Company did not record the Additional Amount. Management does not anticipate having to pay the Additional Amount. In the event the Company is required to pay the Additional Amount, the allocation of the purchase price will be revised accordingly. At the option of the Company, this note payable may be converted into shares of any publically-traded stock, including the Company's, if approved by the noteholder within fifteen days after notification. The number of shares to be issued will be determined at the time of conversion.

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

           Videocassette rental inventory                     $127,000
           Equipment and leasehold improvements                 96,000
           Land and building                                    58,000
                                                             ---------

                                               Total          $281,000
                                                              ========


Video Knights, Inc.--In June 1994, the Company acquired all the assets of Video Knights, Inc., which owned and operated five video stores in the states of Virginia, Maryland and New Jersey. The purchase price paid by the Company was $1,410,000 ($60,000 promissory note, $1,000,000 promissory note convertible to common stock and $350,000 paid in cash).





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE M--BUSINESS ACQUISITIONS--Continued

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

           Current assets (includes cash and merchandise
              inventory)                                                            $  110,000
           Videocassette rental inventory                                              693,000
           Equipment and leasehold improvements                                        547,000
           Other assets                                                                 60,000
                                                                                   -----------

                                                                       Total        $1,410,000
                                                                                    ==========


In July 1995, the $1,000,000 promissory note (with an unpaid principal balance of $750,000) was canceled in exchange for an agreement whereby Roadrunner would issue convertible Preferred Stock to Selvac Corporation, the owner of Video Knights, Inc. Following the merger described in Note A, this agreement was canceled in exchange for an agreement whereby the Company issued 75,000 shares of Series B cumulative Preferred Stock, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments) of the Company to Selvac Corporation.

These stores were acquired in contemplation of a potential 1994 business acquisition transaction involving additional video retail stores in the same geographic market. This potential business transaction was not consummated, and since the acquisition of these stores, the Company incurred significant operating losses attributable to these stores. As a result, management decided in 1994 that they did not want to operate these stores and adopted a plan to dispose of them (including their lease arrangements). During 1994, the Company recorded a $1.7 million charge to operations to reflect the estimated cost of the disposal of these five stores. Such charge was to reduce the assets to their estimated net realizable value (approximately $920,000) as well as to accrue the estimated loss expected under lease arrangements (approximately $780,000).

During 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. Rental payments after the stores were closed of approximately $50,000 were charged against the accrued liability. The lease related to one of the closed stores was settled for approximately $60,000. The fifth store (Silver Springs, Maryland) was sold to an unrelated party (see Note
D). The portion of the accrued liability related to the Silver Springs store (approximately $220,000) was reversed since the new owner assumed the full liability for the lease. The Company is continuing to make payments related to the leases on the three remaining closed store locations. The remaining balance of the liability was approximately $450,000 at December 31, 1995. Management is actively seeking other tenants for the remaining locations. The aggregate minimum lease payments for these remaining locations are approximately $1,370,000 at December 31, 1995.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE M--BUSINESS ACQUISITIONS--Continued

H&H Video Enterprises, Inc.--In August 1994, the Company acquired the stock of H&H Video Enterprises, Inc. (H&H), which operated five video stores in metropolitan Louisville. The purchase price consisted of notes payable to the sellers of $231,600, forgiveness of $27,000 receivable from seller and the assumption of various liabilities totaling $118,400. These notes payable are convertible into Common Stock by the sellers. The number of shares to be issued is to be determined at the time of conversion.

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

    Videocassette rental inventory                           $270,000
    Equipment and leasehold improvement                        60,000
    Goodwill                                                   47,000
                                                            ---------

                                              Total          $377,000
                                                             ========

On September 30, 1995, the holder of a $93,500 Convertible Promissory Note issued in connection with the acquisition of H&H exchanged the note for 55,000 shares of Common Stock previously owned by a stockholder that owed the Company approximately $560,000 at September 30, 1995. The result of the transaction was a reduction in notes payable and a reduction in the related party note receivable of $93,500.

Unaudited Proforma Information--Unaudited pro forma information for the years ended December 31, 1995, and 1994 has been provided below to reflect the impact on the Company's historical operations as if the above acquisitions and the Business Data acquisition described in Note A had occurred on January 1, 1994. The unaudited pro forma information does not purport to be indicative of what would have occurred had this acquisition been made at the beginning of the respective periods or of results which may occur in the future.


                                              Unaudited Pro Forma
                                             Year Ended December 31
                                          ----------------------------
                                             1995             1994
                                          -----------     ------------
           Revenues                       $11,350,000      $ 9,312,000
           Operating Loss                    (721,000)      (2,889,000)
           Net Loss                          (868,000)      (2,853,000)

           Net Loss Per Common Share            $(.09)           $(.35)






Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE M--BUSINESS ACQUISITIONS--Continued

Potential Future Acquisitions--The Company has signed an agreement and plan of merger with a video specialty store chain consisting of 12 stores in Mississippi. The sole stockholder of the Mississippi company is to receive that number of shares of Common Stock of the Company equal to $2,555,250 divided by (a) $1.50 if the average closing trading price of the Company's Common Stock over the 20 days preceding the closing date (the "Trading Price") is less than $1.50, (b) the Trading Price if such amount is between $1.50 and $2.00, or (c) $2.00 if the Trading Price is greater than $2.00. The closing is scheduled to occur on or before April 30, 1996.

The Company also has a non-binding letter of intent to acquire a video specialty store chain consisting of 12 stores in the Akron, Ohio market for approximately $2.6 million. The majority stockholder of the Company owns a controlling interest in the Akron chain. A closing date has not been scheduled for this potential acquisition.


NOTE N--FINANCIAL INSTRUMENTS

Carrying Amount and Fair Value of Financial Instruments--During 1995, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures About the Fair Value of Financial Instruments". The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The value of long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. A comparison of the carrying value and approximate fair value of these instruments is as follows:


                                                             December 31, 1995
                                                      - -------------------------
                                                        Carrying          Fair
                                                         Amount           Value
                                                       ----------      -----------
           Cash and cash equivalents                   $  424,206       $  424,206

           Note receivable                                238,125          238,000

           Long-term debt                               3,614,968        3,615,000

Concentrations of Credit Risk--At December 31, 1995, the Company had cash in banks in excess of Federal Deposit Insurance Corporation insured limits of approximately $33,000.

The Company has a note receivable from the purchaser of one of its store (see Note D). At December 31, 1995, the balance of that note was $238,125.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

December 31, 1995, 1994, and 1993



NOTE O--STOCK OPTION PLAN

The Company has a Non-Qualified Stock Option Plan established April 27, 1987. Under the terms of the plan, options to purchase shares of the Company's Common Stock are granted at a price equal to or greater than its market price at the date of grant. Options expire seven years from the date of grant and may be exercised at the minimum rate of 1,000 shares. The Company has allocated 500,000 shares to the Plan. All outstanding options expired in 1994 and none have been granted since.


NOTE P--MAJOR SUPPLIERS

The Company is contractually obligated to obtain virtually all of its videotapes and games from two suppliers. Both of these suppliers have made loans to the company (Note E) and one is also a stockholder (Notes C, G and H).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Bond, Andiola & Company, Raritan, New Jersey, ("Bond Andiola") resigned as Registrant's independent accountant effective March 13, 1996. Registrant has engaged independent accountant Strothman & Company PSC, Louisville, Kentucky, ("Strothman & Company") as the principal accountant to audit Registrant's consolidated financial statements for the fiscal year ended December 31, 1995.

During the two most recent fiscal years and interim periods to December 31, 1995, there have been no disagreements with Bond Andiola on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure or any reportable events. Bond Andiola's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In a letter attached as an exhibit to this filing, Bond Andiola has stated its agreement with the statements made above.

The decision to change independent accountants was ratified by Registrant's Board of Directors.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company and their ages as of December 31, 1995 are as follows:

         Name                              Age                              Position
- ----------------------                     ---              ----------------------------------------
Terry W. Schneider                         48               Chief Executive Officer and Director

Wayne J. Jung                              37               President, Secretary and Director

Eldon Arave                                68               Director


Terry W. Schneider has been the Chief Executive Officer of the Company since its founding in August 1984.

Wayne J. Jung has served as the President and Chief Operating Officer of the Company since 1993. Previously, Mr. Jung was employed as a National Grocery Accounts Manager and Branch Manager for Sight and Sound Distributors, Inc., a distributor of videocassettes from 1987 to 1993.

Eldon Arave has been a director of the Company since July 1995. Mr. Arave has been President of TAO, Inc. which has operated a wholesale groceries business, since June 1992. From June 1990 to December 1992, Mr. Arave was the President of Unified Trades, a plastics business.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to the executive officers of the Company that earn more than $100,000 in respect to services rendered to the Company:


                                                            Annual Compensation
                                                         ------------------------        All Other
         Name of Individual                   Year        Salary            Bonus       Compensation (1)
- ------------------------------------         ------      ---------         -------      ------------
Terry W. Schneider
  -  Chief Executive Officer
     of the Company                           1995       $156,000            0              0
                                              1994        146,000            0              0
                                              1993        154,500            0              0

Wayne J. Jung
  -  President of the Company (2)             1995       $134,999            0              0
                                              1994        109,824            0              0
                                              1993         69,120            0              0

(1) Does not include the value of a company automobile or country club membership costs or other benefits available to employees of the Company generally.

(2) The Company pays Mr. Jung pursuant to an employment agreement. See "Employment Contract" below.

DIRECTOR COMPENSATION

To date, directors of the Company have not received separate compensation for their services as directors. The Company intends to implement a director compensation plan.

The Company's Bylaws provide that the Company shall indemnify it directors and officers to the fullest extent permitted by the Delaware Code.


EMPLOYMENT CONTRACT

Effective April 7, 1995, the Company entered into a two-year employment agreement with Mr. Wayne J. Jung pursuant to which Mr. Jung serves as President and Chief Operating Officer at an annual base salary of $134,999 during the first 12 months and $144,999 during the second 12 months. Under the agreement, Mr. Jung is entitled to receive unspecified stock option incentives upon completion by the Company of a successful public offering, and is eligible for bonuses at the discretion of the Board of Directors. The agreement is automatically renewable by both parties on a month-to-month basis, but it may be terminated at any time by Mr. Jung or the Company upon 30 days prior written notice. Upon the expiration or termination of the agreement, except for voluntary termination of employment by Mr. Jung or termination for just cause by the Company, Mr. Jung shall be paid severance compensation equal to the 12 months salary at the effective salary rate at the time of termination. The above employment agreement contains a covenant not to compete within a 30 mile radius of any business location of the Company in operation while Mr. Jung was employed by the Company for a period of five years following such termination of employment.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and each person who will become a director of the Company upon completion of this offering, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as set forth below, the stockholders listed below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                                         Shares of
                                                                         Common Stock
                                                                       Beneficially         Percentage
                 Name                                                      Owned            of Class
- --------------------------------------                                ---------------     ------------
Terry W. Schneider                                                       5,672,500            45.5%
Kenneth E. Stilger                                                       2,663,083            21.4%
Selvac Corporation                                                         774,368 (1)         6.2%
Mortco, Inc. (a Rentrak
   Corporation subsidiary)                                                 635,276             5.1%
Eldon C. Arave                                                             250,000             2.0%
Wayne J. Jung                                                                  -0-             0.0%
All executive officers and directors
  as a group                                                             5,922,500            47.5%

(1)   Includes 750,000 shares of Common Stock issuable upon conversion of
            75,000 shares of Class B Preferred Stock.

CLASS A PREFERRED STOCK

The following table sets forth information regarding the sole owner of the Company's Class A Preferred Stock.

                                                       Shares of Stock
                                                        Beneficially         Percentage
                 Name                                       Owned            of Class
- --------------------------------------                 ---------------     ------------
Robert W. Matthies                                           10,000           100.0%


CLASS B PREFERRED STOCK

The following table set forth information regarding the sole owner of the Company's Class B Preferred Stock.

                                                           Shares of Stock
                                                            Beneficially         Percentage
                 Name                                           Owned            of Class
- --------------------------------------                     ---------------     ------------
Selvac Corporation                                              750,000           100.0%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kenneth E. Stilger beneficially owns 21.4% of the outstanding interest of the Company. Mr. Stilger acquired 635,276 shares of Common Stock of the Company in July 1995 for $1.57 per share or an aggregate consideration of $1,000,000 in exchange for a promissory note for the same amount.

The Company has purchased materials from Star Drywall of Louisville, Inc. ("Star Drywall") which is partially owned by Kenneth E. Stilger. For the year ended December 31, 1995, the Company made purchases totaling $4,000.

Mortco, Inc. ("Mortco") beneficially owns 5.1% of the outstanding Common Stock of the Company. Mortco is a wholly owned subsidiary of Rentrak that leases videos to the Company. For 1995, the Company incurred revenue sharing expense to Rentrak of approximately $1,108,000. Pursuant to a revolving credit agreement, in June 1994, Rentrak provided Roadrunner Enterprises a revolving line of credit initially having aggregate borrowing availability of $1,000,000, which was subsequently decreased to $600,000 in June 1994. Borrowing under this facility bears interest at a rate equal to the prime rate as published by the Wall Street Journal plus one percent per annum. On January 10, 1995, the Company issued a promissory note to Rentrak in the amount of $504,449 for past due receivables. This notes bears interest at a rate equal to the prime rate as published in the Wall Street Journal, plus one percent per annum. On May 5, 1995, the Company issued/provided Rentrak a promissory note in the amount of 15% per annum. During the six months ended June 30, 1995, the aggregate amounts owned to Rentrak during such periods ranged from $1,000,000 to $1,300,000.

As of December 31, 1995, the Company had borrowed $392,821 from Kenneth E. Stilger and Terry W. Schneider. For the year ended December 31, 1995, the Company recorded interest expense of approximately $40,400 on loans from such persons. Such loans and related accrued interest were converted to Common Stock effective December 31, 1995.

During 1995, TSKS, a company owned by Kenneth E. Stilger and Terry W. Schneider, received commissions in connection with the sale of previously-viewed videocassettes by the Company to a grocery store chain for resale. The Company currently leases one video-store from TSKS.

The Company buys and sells merchandise at cost from/to Coyote Enterprises, Inc. ("Coyote"), which is partially owned by a stockholder of the Company.

The Company occasionally makes purchases for Squeeze Play Cards, Comics, and Collectibles, Inc. ("Squeeze Play"), a retail concern that sells sports cards and related materials and is owned by Terry W. Schneider. In addition, Squeeze Play subleased retail space from the Company for the year ending December 31, 1995. As of December 31, 1995, Squeeze Play owed the Company $65,000 for rent and purchases made by the Company.

With the exception of transactions between the Company and Mortco and its affiliates, management believes that the transactions described above may not have been on terms as favorable to the Company, as those that could have been obtained from unaffiliated parties.

                                                         PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)          FINANCIAL STATEMENTS AND SCHEDULES

             The consolidated financial statements, together with the report thereon of Strothman & Company PSC dated March 29, 1996, appear at
             Item 8 of this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

             (i)  Financial Statements:

                  Report on Independent Accountants
                  Consolidated Financial Statements
                      Balance Sheets as of December 31, 1995 and 1994 Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993
                      Statements of Stockholders' Equity for the Years Ended
                         December 31, 1995, 1994 and 1993
                      Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

             (iii)    Exhibits

                  Exhibits filed as part of this report are listed on the following "Exhibits" listing. Certain exhibits have been previously filed and are incorporated herein by reference.

(b)          REPORT ON FORM 8-K

             No reports were filed on Form 8-K during the three months ended December 31, 1995.

                                    EXHIBITS



S.E.C. Exhibit
- --------------
Reference No.                                                  Description
- -------------                 ---------------------------------------------------------------------------
    2.1                       Stock Exchange Agreement dated July 17, 1995 by and among Business Data Group,
                              Inc., Roadrunner Video Enterprises, Inc., Terry W. Schneider, Kenneth Stilger,
                              Mortco, Inc., and Tommy Hower

    2.2                       Stock Purchase Agreement dated June 30, 1995 between Roadrunner Video
                              Enterprises, Inc. and Selvac Corporation

    2.3                       Agreement dated July 17, 1995 by and among Roadrunner Video Enterprises, Busine
                              Data Group, Inc. and Selvac Corporation

    3.1                       Certificate of Incorporation of Roadrunner Video Group, Inc. (formerly Business
                              Data Group, Inc.) and various amendments thereto

    3.2                       By-Laws of Roadrunner Video Group, Inc. (formerly Business Data Group, Inc.)

    4.1                       Article Fourth of the Amended Certificate of Incorporation of the Company
                              included in Exhibit 3.1 is incorporated herein by reference.

    4.2                       Promissory Note of Roadrunner Video Enterprises, Inc. dated December 13, 1995 t
                              Wax Works, Inc.

                              Other debt instruments - Copies of debt instruments for which the related debt less than 10% of the Company's total assets will be furnished to the Commission upon request.

    10.1                      Employment Agreement dated April 7, 1995 between Roadrunner Video Enterprises,
                              Inc. and Wayne J. Jung

    10.2                      Promissory Note of Kenneth E. Stilger dated August 18, 1995 of Kenneth E. Stilg to Roadrunner Video Enterprises, Inc.

    10.3                      Agreement dated May 7, 1992 between Roadrunner Video Enterprises, Inc. and
                              Rentrak Corporation

    10.4                      Rentrak National Account Agreement dated May 7, 1992 by and between Rentrak
                              Corporation and Roadrunner Video Enterprises, Inc.

    10.5                      First Addendum to Rentrak National Account Agreement dated June, 1994 by and between Rentrak Corporation and Roadrunner Video Enterprises, Inc.

    10.6                      First Amendment to First Addendum to Rentrak National Account Agreement dated
                              December 27, 1995 by and among Rentrak Corporation and Roadrunner Video
                              Enterprises, Inc.



Continued

S.E.C. Exhibit
- --------------
Reference No.                                                 Description
- -------------                  ---------------------------------------------------------------------------
     10.7                      Agreement dated November 9, 1993 by and between Roadrunner and Wax Works, Inc.

     10.8                      Agreement dated May 31, 1994 by and between Roadrunner Video Enterprises, Inc.
                               and Wax Works, Inc.

     10.9                      Purchase and Sale Agreement dated June 1, 1994 by and among Video Knights, Inc.,
                               Selvac Corporation and Roadrunner Video Enterprises, Inc.

     10.10                     Stock Exchange Agreement dated July 17, 1995 by and among Business Data Group,
                               Inc., Roadrunner Video Enterprises, Inc., Terry W. Schneider, Kenneth Stilger,
                               Mortco, Inc., and Tommy Hower included in Exhibit 2.1 is incorporated herein be reference.

     16.1                      Agreement Letter of Bond Andiola & Company dated March 19, 1996.  Exhibit A to
                               Company's Report on Form 8-K dated March 13, 1996 is incorporated herein by reference.

     21.1                      List of the Company's subsidiaries

     27                        Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

                                          Roadrunner Video Group, Inc.
                                          (Formerly Business Data Group, Inc.)



                                           /s/  Terry W. Schneider
                                           -------------------------------------
Date:  March 29, 1996                       By:  Terry W. Schneider
                                                  Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 29, 1996 as indicated:



/s/  Terry W. Schneider                        /s/  Wayne J. Jung
- --------------------------------------         ------------------------------
By:  Terry W. Schneider                        By:  Wayne J. Jung
      Director, Chairman of the Board,              Director, President
      and Chief Executive Officer
      (Acting Principal Financial and
      Accounting Officer)



/s/  Eldon Arave
- -------------------------------------
By:  Eldon Arave, Director