Form 10-Q
period 1996-03-31
ROADRUNNER VIDEO GROUP INC
filed 1996-05-15
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1996.

- ---      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period.

                            COMMISSION FILE 2-83353


                          ROADRUNNER VIDEO GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                    DELAWARE                                 22-2431014
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification No.)

                 819 SOUTH FLOYD STREET                         40203
                 LOUISVILLE, KENTUCKY                         (Zip Code)
         (Address of principal executive offices)

      Registrant's telephone number, including area code:  (502) 585-1411


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes        No   X
                                               ----      ----
The number of shares outstanding of the Registrant's common stock, no par value, on March 31, 1996 was 11,695,691.

Index

ROADRUNNER VIDEO GROUP, INC.

March 31, 1996





PART I.               FINANCIAL INFORMATION                                                            PAGE NO.
Item 1.               Consolidated Financial Statements                                                   2

                      Consolidated Balance Sheets as of March 31, 1996
                      (Unaudited) and December 31, 1995                                                   2

                      Consolidated Statements of Operations (Unaudited)
                      for the Three Months Ended March 31, 1996 and 1995                                  4

                      Consolidated Statements of Cash Flows (Unaudited)
                      for the Three Months Ended March 31, 1996 and 1995                                  5

                      Notes to Consolidated Financial Statements (Unaudited)                              6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                13


PART II.              OTHER INFORMATION
Item 1.               Legal Proceedings                                                                  18

Item 2.               Changes in Securities                                                              19

Item 3.               Defaults Upon Senior Securities                                                    19

Item 4.               Submission of Matters to a Vote of  Security Holders                               19

Item 5.               Other Information                                                                  19

Item 6.               Exhibits and Reports on Form 8-K                                                   19

                      SIGNATURES                                                                         20


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
           Cash                                                                                     $   424,206
           Accounts receivable
              Related parties                                                    $    81,880             64,580
              Unrelated parties                                                       29,362             62,090
           Current portion note receivable                                            24,405             52,153
           Merchandise inventory                                                     127,160            124,276
           Prepaid handling fees to related party                                    129,975            144,004
           Prepaid rent                                                               39,855             27,855
                                                                                 -----------        -----------

                                                      TOTAL CURRENT ASSETS           432,637            899,164

NET VIDEOCASSETTE RENTAL INVENTORY                                                 4,340,542          4,357,758

NET PROPERTY AND EQUIPMENT                                                         1,797,877          1,721,346

OTHER ASSETS
           Net intangible assets                                                     253,317            255,613
           Note receivable, less current portion                                     175,595            185,972
           Deposits and other                                                        105,762            105,432
                                                                                 -----------        -----------

                                                              TOTAL ASSETS       $ 7,105,730        $ 7,525,285
                                                                                 ===========        ===========





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable
              Related parties                                                    $   391,414         $  268,431
              Unrelated parties                                                      715,586            824,464
           Accrued expenses and other                                                382,202            317,029
           Liability for closed stores                                               367,000            454,000
           Current portion of long-term debt
              Related parties                                                        127,556             92,500
              Unrelated parties                                                      827,758            835,592
                                                                                 -----------         ----------

                                                 TOTAL CURRENT LIABILITIES         2,811,516          2,792,016

LONG-TERM DEBT, less current portion
           Related parties                                                         1,568,943          1,596,227
           Unrelated parties                                                         945,209          1,090,649
                                                                                 -----------         ----------

                                                         TOTAL LIABILITIES         5,325,668          5,478,892

COMMITMENTS AND CONTINGENCIES (Notes B and J)

STOCKHOLDERS' EQUITY
           Preferred Stock, 12% cumulative voting, $10 par value,
              redeemable at par value at Company's option,
              convertible into Common Stock at holders' option,
              100,000 shares authorized:
                 Series A, convertible into 20 shares of Common
                    Stock, 1,000 shares issued and outstanding                        10,000             10,000
                 Series B, convertible into 10 shares of Common
                    Stock, 75,000 shares issued and outstanding                      750,000            750,000

           Common Stock, one cent par value, 25 million
              shares authorized, 11.696 million shares
              issued and outstanding                                                 116,960            116,960
           Paid-in-capital                                                         4,273,636          4,273,636
           Accumulated deficit                                                    (3,370,534)        (3,104,203)
                                                                                 -----------        -----------

                                                TOTAL STOCKHOLDERS' EQUITY         1,780,062          2,046,393
                                                                                 -----------        -----------

                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 7,105,730        $ 7,525,285
                                                                                 ===========        ===========





See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                          Three Months
                                                                                         Ended March 31
                                                                                   ---------------------------
                                                                                       1996             1995
                                                                                   -----------      -----------
REVENUES
           Rental revenues                                                          $2,383,861       $2,628,570
           Product sales                                                               460,139           96,203
                                                                                    ----------       ----------

                TOTAL REVENUES                                                       2,844,000        2,724,773

OPERATING COSTS AND EXPENSES
           Amortization of videocassette rental inventory                              526,403          444,522
           Cost of revenue sharing with related party                                  321,607          392,256
           Cost of product sales                                                       330,043           71,566
           Operating expenses (net of sublease income from
              related party of approximately $9,000 and
              $10,000, respectively)                                                 1,555,928        1,612,460
           Selling, general and administrative expenses
              (including related party commissions of
              $10,000 and $12,000, respectively)                                       278,849          184,602
                                                                                    ----------       ----------

                TOTAL OPERATING COSTS AND EXPENSES                                   3,012,830        2,705,406
                                                                                    ----------       ----------

                                                       OPERATING INCOME (LOSS)        (168,830)          19,367

Interest expense, net (including related party expense
           of approximately $19,000 and $25,000,
           respectively)                                                                75,125          106,368
                                                                                    ----------       ----------

                                                                      NET LOSS      $ (243,955)      $  (87,001)
                                                                                    ==========       ==========



                                                         LOSS PER COMMON SHARE           $(.02)           $(.01)
                                                                                         =====            =====





See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                           Three Months
                                                                                          Ended March 31
                                                                                   ---------------------------
                                                                                       1996             1995
                                                                                   -----------      -----------
OPERATING ACTIVITIES
           Net loss                                                                 $ (243,955)      $  (87,001)
           Adjustments
              Disposal of stores                                                       (86,569)
              Depreciation and amortization                                            619,747          521,403
              Changes in operating assets and liabilities
                Accounts receivable                                                     15,428            1,617
                Merchandise inventory                                                   (2,884)
                Prepaid expenses                                                         2,029           14,415
                Other assets                                                              (330)          (4,522)
                Accounts payable                                                        14,105         (335,109)
                Accrued expenses and other                                              42,365           22,680
                                                                                     ---------        ---------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                              359,936          133,483

INVESTING ACTIVITIES
           Purchases of videocassette rental inventory                                (509,187)        (543,602)
           Purchases of property and equipment                                        (155,080)         (28,200)
           Proceeds from disposal of assets                                                              10,000
           Collection of note receivable                                                38,125
           Investment in businesses                                                    (12,500)
                                                                                    ---------       -----------

                NET CASH USED IN INVESTING ACTIVITIES                                 (638,642)        (561,802)

FINANCING ACTIVITIES
           Proceeds from borrowings                                                    644,378          414,067
           Principal payments on debt                                                 (789,878)         (78,876)
                                                                                    ---------        ---------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                   (145,500)         335,191
                                                                                    ---------         ---------

                                                          NET DECREASE IN CASH        (424,206)         (93,128)

CASH BEGINNING OF PERIOD                                                               424,206           93,128
                                                                                     ---------        ---------

                                                            CASH END OF PERIOD      $      -0-       $      -0-
                                                                                    ==========       ==========





See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE A--MANAGEMENT'S STATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements which are contained in the Company's Form 10-K for the year ended December 31, 1995 should be read in conjunction with these consolidated financial statements.


NOTE B--TRANSACTION WITH BUSINESS DATA GROUP, INC. AND BASIS OF PRESENTATION

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

This transaction was accounted for as a "reverse acquisition" whereby Roadrunner is deemed to have acquired Business Data for financial reporting purposes. However, Business Data remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the accompanying historical financial statements presented for 1995 are the consolidated financial statements of Roadrunner. The operations of Business Data have been included from the date of acquisition.

Following the transaction, the combined entity changed its name to Roadrunner Video Group, Inc. (the "Company") and replaced its principal officers and directors with those of Roadrunner. The $800,000 loan (mentioned above) was canceled.

The Company also issued 75,000 shares of Series B cumulative Preferred Stock, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments), to Selvac Corporation ("Selvac") in exchange for the cancellation of Roadrunner's obligation to issue Preferred Stock to Selvac.

The consolidated financial statements also include the accounts of H&H Video Enterprises, Inc., a video store company acquired in 1994. All significant intercompany accounts have been eliminated.

Loss per common share was based upon the weighted average common stock outstanding of 11,695,691 for 1996 and 8,561,201 for 1995, as adjusted for the reverse acquisition.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE C--DESCRIPTION OF BUSINESS

The Company is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of March 31, 1996, the Company owned and operated (under the name Roadrunner Video) 39 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:


                                                                                            Three Months

                                                                                            Ended March 31
                                                                                      -------------------------
                                                                                       1996             1995
                                                                                   -----------      -----------
Merchandise inventory acquired with debt                                                               $368,000

Note payable converted to common stock                                                                  100,000

Dividends on preferred stock                                                           $22,000


NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
Videocassette rental inventory                                                   $12,041,503        $11,908,659
Less accumulated amortization                                                      7,700,961          7,550,901
                                                                                 -----------        -----------

                                                                                 $ 4,340,542         $4,357,758
                                                                                 ===========         ==========

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at March 31, 1996 and December 31, 1995 consisted of the following:

                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
Land                                                                              $  155,375         $  155,375
Buildings                                                                            122,527            122,527
Equipment and fixtures                                                             1,863,368          1,818,813
Leasehold improvements                                                               447,335            357,616
Vehicles                                                                             291,720            270,915
                                                                                  ----------         ----------

                                                                                   2,880,325          2,725,246
Accumulated depreciation                                                           1,082,448          1,003,900
                                                                                  ----------         ----------

                                                                                  $1,797,877         $1,721,346
                                                                                  ==========         ==========


NOTE G--DEBT

Long-term debt consisted of the following at March 31, 1996 and December 31, 1995:

                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
           Debt agreements with a stockholder/supplier:

                Line of credit                                                    $  599,551         $  599,551

                Note payable (See Note 1)                                            502,248            489,176
                                                                                  ----------         ----------

                                                                                   1,101,799          1,088,727

           Note payable to a supplier                                                796,596            859,420

           Line of credit with a bank (See Note 2)                                       -0-            600,000

           Notes payable to certain stockholders (See Note 2)                        592,000                -0-

           Notes payable to two banks                                                218,190            231,232

           Notes payable to various financial institutions                           183,987            178,498

           Note payable to seller of five southern Indiana stores                    162,373            174,596

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE G--DEBT--Continued

                                                                                   March 31         December 31
                                                                                    1996              1995
                                                                                ------------     --------------
           Notes payable to sellers of Midwest Video                                 124,035            153,362

           Notes payable to sellers of H&H Video
              Enterprises, Inc. (See Note 3)                                         138,800            126,300

           Various other                                                             151,686            202,833
                                                                                  ----------        -----------

                                                                                  $3,469,466         $3,614,968
                                                                                  ==========         ==========

The above long-term debt is collateralized by substantially all assets of the Company.

Note 1--On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest at 9.5% beginning April 1, 1996, with a final maturity in March, 2000.

Note 2--On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $180,000 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. As such, the $600,000 has been classified as non-current at December 31, 1995 since it was refinanced on a long-term basis. The agreement is collateralized by virtually all assets of the Company.

Note 3--The holder of this note has given notice that the Company is in default due to late payment of certain note payments. He has declared the full amount due and payable. In April 1996, the Company agreed with the holder to pay this note in three installments of $30,000 each through November 1996 plus a balloon payment in January 1997.


NOTE H--INCOME TAXES

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months ended March 31, 1996 and 1995, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE I--STOCKHOLDERS' EQUITY

On July 17, 1995, Business Data acquired all of the outstanding shares (1520.6 common shares) of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the Company (Note B). Pursuant to the merger, each share of Roadrunner Common Stock was converted into 6,050.24 shares of Business Data Common Stock. Concurrent with this acquisition, the Company issued 75,000 shares of Series B 12% cumulative Preferred Stock to Selvac, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments).

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

Other transactions during 1995 and 1996 are as follows:

In January 1995, the Company converted a $100,000 note payable to 10.6 shares (64,132.6 shares as restated) of Common Stock.

In July 1995, the Company issued, sold and delivered 105 shares (635,275.5 shares as restated) of Common Stock to an existing stockholder for the cash purchase price of $1 million.


NOTE J--COMMITMENTS AND CONTINGENCIES

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




Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE J--COMMITMENTS AND CONTINGENCIES--Continued

Liability for Closed Stores--In June 1994, the Company acquired five video stores in the states of Virginia, Maryland and New Jersey. These stores were acquired in contemplation of a potential 1994 business acquisition transaction involving additional video retail stores in the same geographic market. This potential business transaction was not consummated, and since the acquisition of these stores, the Company incurred significant operating losses attributable to these stores. As a result, management decided in 1994 that they did not want to operate these stores and adopted a plan to dispose of them (including their lease arrangements). In the fourth quarter of 1994, the Company recorded a $1.7 million charge to operations to reflect the estimated cost of the disposal of these five stores. Such charge was to reduce the assets to their estimated net realizable value (approximately $920,000) as well as to accrue the estimated loss expected under lease arrangements (approximately $780,000).

During the third and fourth quarters of 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. Rental payments after the stores were closed were charged against the accrued liability. The lease related to one of the closed stores was settled. The fifth store sold to an unrelated party in the fourth quarter of 1995. The Company is continuing to make payments related to the leases on the three remaining closed store locations. The remaining balance of the liability was approximately $367,000 at March 31, 1996 and $454,000 at December 31, 1995. Management is actively seeking other tenants for the remaining locations. The aggregate minimum lease payments for these remaining locations are approximately $1.3 million at March 31, 1996.


NOTE K--RELATED PARTY TRANSACTIONS

The Company engages in various transactions with related parties which are reflected on the accompanying consolidated balance sheets and statements of operations. A description of these related party transactions follows:

- -          A supplier, who is also a stockholder of the Company, provides new release and various other videocassettes to the Company under a revenue sharing agreement. Under this agreement, the Company incurs an up-front handling fee which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The revenue sharing costs under this agreement are expensed as incurred. The Company is required to spend a minimum quarterly amount of revenues with the supplier.

- -          The Company subleases retail space to an entity owned by the
           Company's majority stockholder.

- -          The Company has borrowed funds from several stockholders and pays/incurs interest expense on the funds borrowed.



Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1996



NOTE K--RELATED PARTY TRANSACTIONS--Continued

- -          During 1995, the Company began selling previously viewed
           videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the stockholder/supplier mentioned previously to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by certain stockholders of the Company.


NOTE L--POTENTIAL FUTURE ACQUISITIONS

The Company has signed an agreement and plan of merger with a video specialty store chain consisting of 12 stores in Mississippi. The sole stockholder of the Mississippi company is to receive that number of shares of Common Stock of the Company equal to $2,555,250 divided by (a) $1.50 if the average closing trading price of the Company's Common Stock over the 20 days preceding the closing date (the "Trading Price") is less than $1.50, (b) the Trading Price if such amount is between $1.50 and $2.00, or (c) $2.00 if the Trading Price is greater than $2.00. A closing date has not been scheduled for this potential acquisition.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




BACKGROUND

Roadrunner Video Group, Inc. (the "Company") is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of March 31, 1996, the Company owned and operated (under the name Roadrunner Video) 39 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. During the three months ended March 31, 1996, the Company opened two stores and closed one store.


REVENUES

Revenue, which includes rental revenue and product sales, increased $119,000, or 4% ($2.7 million in 1995 to $2.8 million in 1996). Rental revenue decreased by $245,000 from 1995 to 1996. This decrease was due primarily to the closing of four east coast stores and the sale of one.

Same store sales increased from 1995 to 1996 by approximately 3%.

Product sales increased by $364,000 from 1995 to 1996, which was a result of an increase in videocassette sales at the store level as well as videocassette sales to a major supermarket chain and other corporate customers that was present in the first quarter of 1996, but was not present in the first quarter of 1995.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales increased from $72,000, or 3% of total revenue for 1995 to $330,000, or 12% of total revenue for 1996. The cost of product sales as a percentage of product sales revenue decreased from 74% to 72% from 1995 and 1996.


Operating Expenses

Operating expenses decreased from $1.61 million in 1995, or 59% of revenues, to $1.56 million in 1996, or 55% of revenues. The decrease resulted primarily from a decrease in the number of stores that were in operation for the quarter
in 1996 compared to 1995.   The decrease as a percentage of revenue was a
result of management selling one and closing four unprofitable East Coast locations in 1995.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $445,000, or 16% of rental revenue in 1995, to $526,000, or 19% of rental revenue for 1996. The increase was due to the Company having more videos in operation for a longer period of time in 1996 compared to 1995.

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

Cost of revenue sharing decreased from $392,000, or 14% of rental revenue for 1995 to $322,000, or 11% of rental revenue for 1996. The decrease was the result of fewer stores in operation for 1996 compared to 1995.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses increased from $185,000, or 7% of revenues for 1995 to $279,000, or 10% of revenues for 1996. The increase in selling, general and administrative expenses was primarily due an increase of $93,000 in legal and accounting fees for 1996 as compared to 1995. The increase in professional fees was due a three year audit of the Company's financial statements and the Company's filing of its first 10-K at December 31, 1995.


Other Income/Expense

Interest expense decreased $31,000, or 29%, from 1995 to 1996. This was due primarily to higher outstanding debt balances during 1995 as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

In connection with acquisitions made in 1994 and operating losses incurred since 1992, the Company has incurred substantial indebtedness resulting in a more highly leveraged capital structure. As of March 31, 1996, the Company had $5,326,000 of liabilities outstanding. In addition, the Company may incur further indebtedness (including secured indebtedness) from time to time to finance acquisitions and for other purposes.

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

If the Company was unable to meet its debt service requirements in the future, it may, depending upon the circumstances which then exist, seek additional equity and/or debt financing, refinance its existing indebtedness or sell all or part of its business and utilize the proceeds to repay indebtedness. There can be no assurance that such equity or debt financing, if needed, would be available to the Company on acceptable terms or that the Company could refinance existing indebtedness or raise sufficient funds through asset sales. Any inability of the Company to meet its debt service requirements would have a significant adverse effect on the Company and the market value and marketability of the Common Stock.

At March 31, 1996, the Company had a working capital deficit of $2,379,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

The overall net decrease in cash was $424,000 for the three months ended March 31, 1996 as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $360,000 for the three months ended March 31, 1996. Net cash used in investing activities was $639,000 for the three months ended March 31, 1996. This included purchases of videocassette rental inventory of $509,000 and purchases of property and equipment of $155,000.

Net cash used in financing activities was $145,000 for the three months ended March 31, 1996, which represented principal payments on debt, net of additional borrowings.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At March 31, 1996, the Company owed $797,000 under this arrangement, which is included in long-term debt, including a current portion of $279,000.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At March 31, 1996, the Company owed the supplier $1,102,000, which is included in long-term debt, including a current portion of $125,000. On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest, at 9.5%, beginning April 1, 1996, with a final maturity in March 2000.

Under the terms of the loan agreements with the above two suppliers, the Company is required to obtain virtually all of its videocassettes from them.

At December 31, 1995, the Company had a $600,000 line of credit with a bank with an outstanding balance of $600,000. The line of credit matured in the first quarter of 1996.

On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $180,000 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. The agreement is collateralized by virtually all assets of the Company.

The Company issued promissory notes to the sellers of H&H Video Enterprises, Inc. (H&H) in connection with the acquisition of H&H. Under the terms of the notes, principal and interest payments are due quarterly through December 1996 and the sellers may elect to convert the promissory notes into common stock. If converted, the number of shares to be issued will be negotiated at that time. One of the sellers has filed a lawsuit demanding immediate payment in full of approximately $138,000. In April 1996, the Company agreed with the note holder to pay this note in three installments through November 1996, plus a balloon payment in January 1997. The other seller used the majority of his note to acquire common stock from a stockholder, who, in turn, offset the debt against indebtedness he owed the Company.

During May and September 1995, the Company received $800,000 in loan proceeds from Business Data which, in effect, became equity in connection with the July 17, 1995 merger. In addition, on July 17, 1995, Roadrunner received cash of $1 million from a common stock sale and converted $750,000 of debt to convertible preferred stock.

The Company acquired five stores located on the east coast in June 1994 in contemplation of a potential 1994 business acquisition involving additional video retail stores on the east coast. This potential business transaction was not consummated and since their acquisition, these stores have incurred significant operating losses. As a result, management decided in 1994 that they did not want to operate these east coast stores and adopted a plan to dispose of them (including their lease arrangements). Four of these stores have been closed. The fifth store was sold to an unrelated third party during the fourth quarter of 1995. The Company is in the process of soliciting tenants for the closed store locations. The aggregate minimum lease payments for these remaining locations at March 31, 1996 was approximately $1.3 million.

During 1995 and 1996, the Company's cash flow from operations was not sufficient to provide enough capital to purchase videocassette rental inventory and property and equipment, and to repay maturities of debt. The Company will attempt to improve liquidity in 1996 by taking the measures indicated previously (i.e. east coast store disposal plan described previously) along with additional steps including cost reduction measures, increasing rental revenues and increasing sales to a regional grocery store chain. If such measures are not successful, the Company will need to raise additional capital or obtain other financing to restore adequate liquidity.


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

Homer Quick v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 95-CI-02432.

Plaintiff Homer Quick filed his complaint on June 23, 1995 to collect judgment on a subordinated convertible note executed in his favor by the Company on August 1, 1994. The complaint seeks judgment in the principal amount of $138,800 plus interest of 7.25% per annum for January 15, 1995 until May 14, 1995 plus interest at a rate of 12% per annum from May 14, 1995 until paid. In April 1996, the Company agreed with the plaintiff to pay this note in three installments through November 1996 plus a balloon payment in January 1997.

Starlite Centre, Ltd. v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 96-CI-00888.

Plaintiff Starlite Centre is the owner of certain rental property leased from it by the Company in Elizabethtown, Hardin County, Kentucky. Starlite has sued the Company under the lease agreement for rent totalling $17,592.

Starlite filed its complaint on February 9, 1996 and has since negotiated a settlement agreement with the Company pursuant to which the Company has agreed to pay a portion of the back rent. Starlite has granted the Company an extension to file an answer to its complaint pending compliance with the settlement agreement.

Saul Holdings v. Roadrunner Video Enterprises, Inc., Video Knights, Inc., Selvac Corporation, Circuit Court of Prince William County, Commonwealth of Virginia, At Law No. 38842.

Plaintiff Saul Holdings is the owner of property leased by the Company in Virginia. On April 5, 1996 a judgment was entered into against the Company for a total (including attorney's fees and costs) of $19,006. The Company is currently attempting to negotiate a payment plan by which to satisfy this judgment and obtain its release from the subject lease.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)   Exhibits.

                       Exhibit 27 - Financial Data Schedule (for SEC use only)

                 (b)   Reports on Form 8-K.

                 On March 29, 1996, the Company filed a Report dated March 13, 1996 on Form 8-K to report the change of its independent accountant. On April 12, 1996 the Company filed an amended version of the same Report on Form 8-K/A.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   ROADRUNNER VIDEO GROUP, INC.




                                   By:      /s/ TERRY W. SCHNEIDER
                                            ----------------------
                                            Terry W. Schneider
                                            Chief Executive Officer,
                                            Acting Principal Financial Officer


Dated:  May 14, 1996