Form 10-Q
period 1996-06-30
ROADRUNNER VIDEO GROUP INC
filed 1996-08-14
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1996.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---      EXCHANGE ACT OF 1934 for the transition period.

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

The number of shares outstanding of the Registrant's common stock, no par value, on June 30, 1996 was 11,695,991.

Index

ROADRUNNER VIDEO GROUP, INC.

June 30, 1996





PART I.               FINANCIAL INFORMATION                                                            PAGE NO.
Item 1.               Consolidated Financial Statements

                      Consolidated Balance Sheets as of June 30, 1996
                      (Unaudited) and December 31, 1995                                                   2

                      Consolidated Statements of Operations (Unaudited)
                      for the Three Months and Six Months Ended
                      June 30, 1996 and 1995                                                              4

                      Consolidated Statements of Cash Flows (Unaudited)
                      for the Six Months Ended June 30, 1996 and 1995                                     5

                      Notes to Consolidated Financial Statements (Unaudited)                              6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                13

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                  18

Item 2.               Changes in Securities                                                              19

Item 3.               Defaults Upon Senior Securities                                                    19

Item 4.               Submission of Matters to a Vote of  Security Holders                               19

Item 5.               Other Information                                                                  19

Item 6.               Exhibits and Reports on Form 8-K                                                   19

                      SIGNATURES                                                                         20


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                   June 30          December 31
                                                                                    1996               1995
                                                                                 -----------        -----------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
           Cash                                                                                     $   424,206
           Accounts receivable
              Related parties                                                    $    71,201             64,580
              Unrelated parties                                                       44,762             62,090
           Current portion note receivable                                            34,991             52,153
           Merchandise inventory                                                      81,820            124,276
           Prepaid handling fees to related party                                     75,680            144,004
           Prepaid expenses                                                           29,110             27,855
                                                                                 -----------        -----------

                                                      TOTAL CURRENT ASSETS           337,564            899,164

NET VIDEOCASSETTE RENTAL INVENTORY                                                 4,291,539          4,357,758

NET PROPERTY AND EQUIPMENT                                                         1,751,079          1,721,346

OTHER ASSETS
           Net intangible assets                                                     248,922            255,613
           Note receivable, less current portion                                     165,009            185,972
           Deposits and other                                                        105,762            105,432
                                                                                 -----------        -----------

                                                              TOTAL ASSETS       $ 6,899,875        $ 7,525,285
                                                                                 ===========        ===========





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                   June 30          December 31
                                                                                    1996               1995
                                                                                 -----------        -----------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable
              Related parties                                                    $   449,767        $   268,431
              Unrelated parties                                                      952,468            824,464
           Accrued expenses and other                                                428,339            317,029
           Liability for closed stores                                               297,009            454,000
           Current portion of long-term debt
              Related parties                                                        127,845             92,500
              Unrelated parties                                                      768,813            835,592
                                                                                 -----------        -----------

                                                 TOTAL CURRENT LIABILITIES         3,024,241          2,792,016

LONG-TERM DEBT, less current portion
           Related parties                                                         1,812,680          1,596,227
           Unrelated parties                                                         825,328          1,090,649
                                                                                 -----------        -----------

                                                         TOTAL LIABILITIES         5,662,249          5,478,892

COMMITMENTS AND CONTINGENCIES (Notes B and J)

STOCKHOLDERS' EQUITY
           Preferred Stock, 12% cumulative voting, $10 par value,
              redeemable at par value at Company's option,
              convertible into Common Stock at holders' option,
              100,000 shares authorized:
                 Series A, convertible into 20 shares of Common
                    Stock, 1,000 shares issued and outstanding                        10,000             10,000
                 Series B, convertible into 10 shares of Common
                    Stock, 75,000 shares issued and outstanding                      750,000            750,000

           Common Stock, one cent par value, 25 million
              shares authorized, 11.696 million shares
              issued and outstanding                                                 116,960            116,960
           Paid-in-capital                                                         4,273,636          4,273,636
           Accumulated deficit                                                    (3,912,970)        (3,104,203)
                                                                                 -----------        -----------

                                                TOTAL STOCKHOLDERS' EQUITY         1,237,626          2,046,393
                                                                                 -----------        -----------

                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 6,899,875        $ 7,525,285
                                                                                 ===========        ===========





See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                            Three Months                     Six Months
                                                            Ended June 30                   Ended June 30
                                                    --------------------------       --------------------------
                                                       1996            1995             1996            1995
                                                    ----------      ----------       ----------      ----------
REVENUES
           Rental revenues                          $2,028,654      $2,290,607       $4,412,515      $4,919,177
           Product sales                               501,514         395,991          961,653         492,194
                                                    ----------      ----------       ----------      ----------

                TOTAL REVENUES                       2,530,168       2,686,598        5,374,168       5,411,371

OPERATING COSTS AND EXPENSES
           Amortization of videocassette
              rental inventory                         556,548         508,875        1,079,467         953,397
           Cost of revenue sharing
              with related party                       119,720         328,525          441,327         720,781
           Cost of product sales                       384,028         305,147          714,071         376,713
           Operating expenses (net of
              sublease income from
              related party of approximately
              $10,600, $11,100, $20,000,
              and $22,200, respectively)             1,674,297       1,584,627        3,230,709       3,197,086
           Selling, general and
              administrative expenses
              (including related party
              commissions of $12,700,
              $16,000, $22,700 and $16,000,
              respectively)                            205,852         279,101          487,701         463,704
                                                    ----------      ----------       ----------      ----------

                TOTAL OPERATING
                   COSTS AND EXPENSES                2,940,445       3,006,275        5,953,275       5,711,681
                                                    ----------      ----------       ----------      ----------

                                OPERATING LOSS        (410,277)       (319,677)        (579,107)       (300,310)

Interest expense, net (including
           related party expense of
           approximately $32,700,
           $25,000, $15,600 and
           $53,000, respectively)                      109,782          93,238          184,907         199,606
                                                    ----------      ----------       ----------      ----------

                                      NET LOSS      $ (520,059)     $ (412,915)      $ (764,014)     $ (499,916)
                                                    ==========      ==========       ==========      ==========

                         LOSS PER COMMON SHARE      $     (.05)     $     (.05)      $     (.07)     $     (.06)
                                                    ==========      ==========       ==========      ==========





See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                           Six Months
                                                                                          Ended June 30
                                                                                   ----------------------------
                                                                                       1996             1995
                                                                                   -----------      -----------
OPERATING ACTIVITIES
           Net loss                                                                $  (764,014)     $  (499,916)
           Adjustments
              Disposal of stores                                                      (156,673)
              Depreciation and amortization                                          1,271,721        1,118,141
              Changes in operating assets and liabilities
                Accounts receivable                                                     10,707          (48,310)
                Merchandise inventory                                                   42,456          (59,435)
                Prepaid expenses                                                        67,069           21,442
                Other assets                                                              (330)         (11,407)
                Accounts payable                                                       309,340          132,971
                Accrued expenses and other                                              66,556           21,159
                                                                                   -----------      -----------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                              846,832          674,645

INVESTING ACTIVITIES
           Purchases of videocassette rental inventory                              (1,013,568)      (1,009,179)
           Purchases of property and equipment                                        (190,310)        (132,686)
           Proceeds from disposal of assets
           Collection of note receivable                                                38,125
           Investment in businesses                                                    (24,983)         (15,000)
                                                                                  ------------     ------------

                NET CASH USED IN INVESTING ACTIVITIES                               (1,190,736)      (1,156,865)

FINANCING ACTIVITIES
           Net proceeds from issuance of common stock                                                   100,000
           Proceeds from borrowings                                                    898,363        1,143,511
           Principal payments on debt                                                 (978,665)        (786,039)
                                                                                   -----------      -----------

                NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (80,302)         457,472
                                                                                   -----------      -----------

                                                          NET DECREASE IN CASH        (424,206)         (24,748)

CASH BEGINNING OF PERIOD                                                               424,206           93,128
                                                                                   -----------      -----------

                                                            CASH END OF PERIOD     $       -0-      $    68,380
                                                                                   ===========      ===========





See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



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

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



NOTE C--DESCRIPTION OF BUSINESS

The Company is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of June 30, 1996, the Company owned and operated (under the name Roadrunner Video) 39 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:


                                                                                             Six Months
                                                                                            Ended June 30
                                                                                       ------------------------
                                                                                        1996             1995
                                                                                       -------         --------
Merchandise inventory acquired with debt                                                               $ 60,000

December 31, 1994 accounts payable
           converted to long-term debt in 1995                                                          330,000

Business acquisitions financed with long-term
           debt and/or accounts payable                                                                 220,000

Dividends on preferred stock                                                           $44,754


NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                                                   June 30          December 31
                                                                                    1996               1995
                                                                                 -----------        -----------
Videocassette rental inventory                                                   $11,422,546        $11,908,659
Less accumulated amortization                                                      7,131,007          7,550,901
                                                                                 -----------        -----------

                                                                                 $ 4,291,539        $ 4,357,758
                                                                                 ===========        ===========

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at June 30, 1996 and December 31, 1995 consisted of the following:

                                                                                    June 30         December 31
                                                                                     1996              1995
                                                                                  ----------        -----------
Land                                                                              $  155,375         $  155,375
Buildings                                                                            122,527            122,527
Equipment and fixtures                                                             1,886,526          1,818,813
Leasehold improvements                                                               459,411            357,616
Vehicles                                                                             291,720            270,915
                                                                                  ----------         ----------

                                                                                   2,915,559          2,725,246
Accumulated depreciation                                                           1,164,480          1,003,900
                                                                                  ----------         ----------

                                                                                  $1,751,079         $1,721,346
                                                                                  ==========         ==========


NOTE G--DEBT

Long-term debt consisted of the following at June 30, 1996 and December 31, 1995:

                                                                        June 30          December 31
                                                                          1996              1995
                                                                       ----------        -----------
Debt agreements with a stockholder/supplier:

     Line of credit                                                    $  599,551         $  599,551

     Note payable (See Note 1)                                            492,288            489,176
                                                                       ----------         ----------

                                                                        1,091,839          1,088,727

Note payable to a supplier                                                729,830            859,420

Line of credit with a bank (See Note 2)                                       -0-            600,000

Notes payable to certain stockholders (See Note 2)                        845,985                -0-

Notes payable to two banks                                                205,110            231,232

Notes payable to various financial institutions                           170,144            178,498

Note payable to seller of five southern Indiana stores                    149,934            174,596

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



NOTE G--DEBT--Continued

                                                                        June 30          December 31
                                                                          1996              1995
                                                                       ----------        -----------
Notes payable to sellers of Midwest Video                              $  102,617            153,362

Notes payable to sellers of H&H Video
   Enterprises, Inc. (See Note 3)                                         138,710            126,300

Various other                                                             100,497            202,833
                                                                       ----------        -----------

                                                                       $3,534,666         $3,614,968
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

Note 2--On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $245,985 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. As such, the $600,000 has been classified as non-current at December 31, 1995 since it was refinanced on a long-term basis. The agreement is collateralized by virtually all assets of the Company.

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

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months ended and the six months ended June 30, 1996 and 1995, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



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


NOTE J--COMMITMENTS AND CONTINGENCIES

Legal Matters--In May 1995, two former employees filed a suit against the Company alleging sexual harassment and wrongful discharge. On June 20, 1996, the Company and the former employees signed a "Mutual Release and Settlement Agreement". Both parties are legally bound not to disclose the terms of the settlement. Management believes that the settlement of this suit was in the best interest of the Company and will not have a material adverse effect on the Company's results of operations or financial position.

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business. Management of the Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial position.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1996



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

During the third and fourth quarters of 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. Rental payments after the stores were closed were charged against the accrued liability. The lease related to one of the closed stores was settled. The fifth store sold to an unrelated party in the fourth quarter of 1995. The Company is continuing to make payments related to the leases on the three remaining closed store locations. The remaining balance of the liability was approximately $297,000 at June 30, 1996 and $454,000 at December 31, 1995. Management is actively seeking other tenants for the remaining locations. The aggregate minimum lease payments for these remaining locations are approximately $1.2 million at June 30, 1996.


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

June 30, 1996



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


NOTE L--POTENTIAL FUTURE ACQUISITIONS

On February 19, 1996, the Company signed an agreement and plan of merger with a video specialty store chain consisting of 12 stores in Mississippi. This agreement provided that the closing of the contemplated merger was to occur on or before April 30, 1996, and that the Company or the video speciality store chain has the right to terminate the agreement and plan of merger if the merger is not effected on or before that date. The contemplated merger has not been effected, no closing date has been set, and the agreement, though not yet terminated, may be terminated at any time by either party.

Under the terms of the agreement and plan of merger, the sole stockholder of the Mississippi company is to receive that number of shares of Common Stock of the Company equal to $2,555,250 divided by (a) $1.50 if the average closing trading price of the Company's Common Stock over the 20 days preceding the closing date (the "Trading Price") is less than $1.50, (b) the Trading Price if such amount is between $1.50 and $2.00, or (c) $2.00 if the Trading Price is greater than $2.00.

The Company also has a non-binding letter of intent to acquire a video specialty store chain consisting of 12 stores in the Akron, Ohio market for approximately $5.2 million. The majority stockholder of the Company owns a controlling interest in the Akron chain.


NOTE M--SUBSEQUENT EVENTS

In July, 1996, the Company refinanced certain real estate and received net proceeds of approximately $220,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




BACKGROUND

Roadrunner Video Group, Inc. (the "Company") is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of June 30, 1996, the Company owned and operated (under the name Roadrunner Video) 39 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. During the six months ended June 30, 1996, the Company opened three stores and closed two stores.


REVENUES

Revenue, which includes rental revenue and product sales, decreased $156,000, or 6% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and $37,000, or 1% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. Rental revenue decreased by $262,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and by $507,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This decrease was due primarily to the closing of four east coast stores and the sale of one.

Same store revenues increased by approximately 2% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and 2% for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995.

Product sales increased by $105,000 for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 and by $469,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This was a result of an increase in videocassette sales at the store level as well as videocassette sales to a major supermarket chain and other corporate customers that was present in the first two quarters of 1996, but was present only in the second quarter of 1995.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales increased from $305,000, or 11% of total revenue, for the three months ended June 30, 1995 to $384,000, or 15% of total revenue, for the three months ended June 30, 1996. The cost of product sales as a percentage of product sales revenue decreased from 77% for the three months ended June 30, 1995 to 76% for the three months ended June 30, 1996.

Cost of product sales increased from $377,000, or 7% of total revenue, for the six months ended June 30, 1995 to $714,000, or 13% of total revenue, for the six months ended June 30, 1996. The cost of product sales as a percentage of product sales revenue decreased from 77% for the six months ended June 30, 1995 to 75% for the six months ended June 30, 1996.

Operating Expenses

Operating expenses increased from $1.6 million for the three months ended June 30, 1995, or 59% of revenues, to $1.7 million for the three months ended June 30, 1996, or 66% of revenues. Operating expenses increased from $3.1 million for the six months ended June 30, 1995, or 59% of revenues, to $3.2 million for the six months ended June 30, 1996, or 60% of revenues. Operating expenses have remained relatively flat but have increased as a percentage of revenues. While revenues have declined, many operating expenses have not because of their fixed nature.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $509,000, or 22% of rental revenue for the three months ended June 30, 1995, to $557,000, or 27% of rental revenue for the three months ended June 30, 1996. Amortization of videocassette rental inventory increased from $953,000, or 19% of rental revenue for the six months ended June 30, 1995, to $1,079,000, or 24% of rental revenue for the six months ended June 30, 1996. The increase was due to the Company having more videos in operation for a longer period of time in 1996 compared to 1995.


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

Cost of revenue sharing decreased from $329,000, or 14% of rental revenue, for the three months ended June 30, 1995 to $120,000, or 6% of rental revenue for the three months ended June 30, 1996. Cost of revenue sharing decreased from $721,000, or 15% of rental revenue, for the six months ended June 30, 1995 to $441,000, or 10% of rental revenue for the six months ended June 30, 1996. The decrease was the result of fewer stores in operation and less utilization of this arrangement for 1996 compared to 1995.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $279,000, or 10% of revenues for the three months ended June 30, 1995 to $206,000, or 8% of revenues for the three months June 30, 1996. The decrease in selling, general and administrative expenses was primarily due to a decrease of $73,000 in officers' salaries, accounting fees, and advertising for 1996 as compared to 1995.

Selling, general, and administrative expenses increased from $464,000, or 9% of revenues for the six months ended June 30, 1995 to $488,000, or 9% of revenues for the six months June 30, 1996. The increase in selling, general and administrative expenses was primarily due to an increase in professional fees.

Other Income/Expense

Interest expense increased $17,000, or 18% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. Interest expense decreased $15,000, or 7%, for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. This was due primarily to higher outstanding debt balances during 1995 as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is presently not sufficient to meet its business needs. This situation is largely a function of two factors: a highly leveraged capital structure that involves significant debt service requirements that prevent otherwise available funds from being used for desirable acquisitions and other corporate purposes, and insufficient cash flow primarily resulting from these debt service requirements and operating and administrative expenses. In connection with acquisitions made in 1994 and operating losses incurred since 1992, the Company has incurred substantial indebtedness resulting in a more highly leveraged capital structure. As of June 30, 1996, the Company had $5,662,000 of liabilities outstanding.

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

The Company's liquidity is greatly influenced by several of the Company's trade creditors and lessors of its store sites working with the Company if it is not able to pay invoices, accounts or rent when they become due. During the past quarter, the Company has experienced a lower level of cooperation from certain lessors and other trade creditors, with a few collection lawsuits having been filed against the Company. This lower level of cooperation with certain vendors, if it continues, may adversely affect the Company's liquidity.

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

At June 30, 1996, the Company had a working capital deficit of $2,687,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

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

The overall net decrease in cash was $424,000 for the six months ended June 30, 1996 as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $847,000 for the six months ended June 30, 1996. Net cash used in investing activities was $1,191,000 for the six months ended June 30, 1996. This included purchases of videocassette rental inventory of $1,014,000 and purchases of property and equipment of $190,000.

Net cash used in financing activities was $80,000 for the six months ended June 30, 1996, which represented principal payments on debt, net of additional borrowings.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At June 30, 1996, the Company owed $730,000 under this arrangement, which is included in long-term debt, including a current portion of $279,000.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At June 30, 1996, the Company owed the supplier $1,092,000, which is included in long-term debt, including a current portion of $105,000. On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest, at 9.5%, beginning April 1, 1996, with a final maturity in March 2000.

Under the terms of the loan agreements with the above two suppliers, the Company is required to obtain virtually all of its videocassettes from them.

At December 31, 1995, the Company had a $600,000 line of credit with a bank with an outstanding balance of $600,000. The line of credit matured in the first quarter of 1996.

On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $245,985 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. The agreement is collateralized by virtually all assets of the Company.

In July 1996, the Company refinanced certain real estate and received net proceeds of approximately $220,000.

The Company issued promissory notes to the sellers of H&H Video Enterprises, Inc. (H&H) in connection with the acquisition of H&H. Under the terms of the notes, principal and interest payments are due quarterly through December 1996 and the sellers may elect to convert the promissory notes into common stock. If converted, the number of shares to be issued will be negotiated at that time. One of the sellers filed a lawsuit demanding immediate payment in full of approximately $138,000. In April 1996, the Company agreed with the note holder to pay this note in three installments through November 1996, plus a balloon payment in January 1997. The other seller used the majority of his note to acquire common stock from a stockholder, who, in turn, offset the debt against indebtedness he owed the Company.

During May and September 1995, the Company received $800,000 in loan proceeds from Business Data which, in effect, became equity in connection with the July 17, 1995 merger. In addition, on July 17, 1995, Roadrunner received cash of $1 million from a common stock sale and converted $750,000 of debt to convertible preferred stock.

The Company acquired five stores located on the east coast in June 1994 in contemplation of a potential 1994 business acquisition involving additional video retail stores on the east coast. This potential business transaction was not consummated and since their acquisition, these stores have incurred significant operating losses. As a result, management decided in 1994 that they did not want to operate these east coast stores and adopted a plan to dispose of them (including their lease arrangements). Four of these stores have been closed. The fifth store was sold to an unrelated third party during the fourth quarter of 1995. The Company is in the process of soliciting tenants for the closed store locations. The aggregate minimum lease payments for these remaining locations at June 30, 1996 was approximately $1.2 million.

During 1995 and 1996, the Company's cash flow from operations was not sufficient to provide enough capital to purchase videocassette rental inventory and property and equipment, and to repay maturities of debt. The Company is attempting to improve liquidity by taking the measures indicated previously (i.e. east coast store disposal plan described previously) along with additional steps including cost reduction measures, increasing rental revenues and increasing sales to a regional grocery store chain. If such measures are not successful, the Company will need to raise additional capital or obtain other financing to restore adequate liquidity.


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

On June 20, 1996, the Company and former employees signed a "Mutual Release and Settlement Agreement". Both parties are legally bound not to disclose the terms of the settlement. Management believes that the settlement of this suit was in the best interest of the Company and will not have a material adverse effect on the Company's results of operations or financial position.

Homer Quick v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 95-CI-03512.

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

Plantiff Saul Holdings is the owner of property leased by the Company in Virginia. On April 5, 1996, a judgment was entered into against the Company for a total (including attorney's fees and costs) of $19,006. The Company is currently attempting to negotiate a payment plan by which to satisfy this judgment and obtain its release from the subject lease.

Movies 4 Sale, Inc. v. Roadrunner Video Group, Inc., B-44th Judicial District, Dallas County Texas, Case No. 96-06490.

Plaintiff seeks payment of $100,400.26 due it arising out of the sale of video games to the Company. Punitive damages of at least $1 million are also sought. The Company intends to seek to negotiate a payment schedule with the plaintiff regarding the $100,400.26 sought.


The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business. Management of the Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial position.


ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Not applicable.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)    Exhibits.

                        Exhibit 27 - Financial Data Schedule (for SEC use only).

                 (b)    Reports on Form 8-K.

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


Dated:  August 14, 1996