Form 10-Q
period 1996-09-30
ROADRUNNER VIDEO GROUP INC
filed 1996-11-14
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1996.

   __ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.

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
Yes        No    X
    ------    ------

The number of shares outstanding of the Registrant's common stock, no par value, on September 30, 1996 was 11,695,991.

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                September 30        December 31
                                                                                    1996               1995
                                                                                 -----------        -----------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
           Cash                                                                                     $   424,206
           Accounts receivable
              Related parties                                                    $    63,891             64,580
              Unrelated parties                                                      113,128             62,090
           Current portion note receivable                                            38,776             52,153
           Merchandise inventory                                                      61,820            124,276
           Prepaid handling fees to related party                                     34,443            144,004
           Prepaid expenses                                                           31,788             27,855
                                                                                 -----------        -----------

                                                      TOTAL CURRENT ASSETS           343,846            899,164

NET VIDEOCASSETTE RENTAL INVENTORY                                                 4,176,103          4,357,758

NET PROPERTY AND EQUIPMENT                                                         1,683,200          1,721,346

OTHER ASSETS
           Net intangible assets                                                     240,293            255,613
           Note receivable, less current portion                                     154,210            185,972
           Deposits and other                                                        109,075            105,432
                                                                                 -----------        -----------

                                                              TOTAL ASSETS       $ 6,706,727        $ 7,525,285
                                                                                 ===========        ===========

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                September 30        December 31
                                                                                   1996               1995
                                                                                ------------       ------------
                                                                                (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Checks drawn in excess of cash on deposit                             $    10,589
           Accounts payable
              Related parties                                                        491,692        $   268,431
              Unrelated parties                                                      970,591            824,464
           Accrued expenses and other                                                442,513            317,029
           Liability for closed stores                                               237,400            454,000
           Current portion of long-term debt
              Related parties                                                      2,176,441             92,500
              Unrelated parties                                                    1,676,671            835,592
                                                                                 -----------        -----------

                                                 TOTAL CURRENT LIABILITIES         6,005,897          2,792,016

LONG-TERM DEBT, less current portion
           Related parties                                                                            1,596,227
           Unrelated parties                                                                          1,090,649
                                                                               -------------        -----------

                                                         TOTAL LIABILITIES         6,005,897          5,478,892

COMMITMENTS AND CONTINGENCIES (Notes B and J)

STOCKHOLDERS' EQUITY
           Preferred Stock, 12% cumulative voting, $10 par value,
              redeemable at par value at Company's option,
              convertible into Common Stock at holders' option,
              100,000 shares authorized:
                 Series A, convertible into 20 shares of Common
                    Stock, 1,000 shares issued and outstanding                        10,000             10,000
                 Series B, convertible into 10 shares of Common
                    Stock, 75,000 shares issued and outstanding                      750,000            750,000

           Common Stock, one cent par value, 25 million
              shares authorized, 11.696 million shares
              issued and outstanding                                                 116,960            116,960
           Paid-in-capital                                                         4,273,636          4,273,636
           Accumulated deficit                                                   (4,449,766)        (3,104,203)
                                                                                -----------        -----------

                                                TOTAL STOCKHOLDERS' EQUITY           700,830          2,046,393
                                                                                 -----------        -----------

                                TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 6,706,727        $ 7,525,285
                                                                                 ===========        ===========


See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES








                                                           Three Months                      Nine Months
                                                        Ended September 30               Ended September 30
                                                    --------------------------      ---------------------------
                                                       1996            1995             1996            1995
                                                    ----------      -----------     -----------      ----------
REVENUES
  Rental revenues                                   $1,794,879      $2,417,576      $ 6,207,394      $7,336,753
  Product sales                                        423,448         405,040        1,385,101         897,234
                                                    ----------      ----------      -----------      ----------

                TOTAL REVENUES                       2,218,327       2,822,616        7,592,495       8,233,987

OPERATING COSTS AND EXPENSES
  Amortization of videocassette
     rental inventory                                  471,235         502,819        1,550,702       1,456,216
  Cost of revenue sharing
     with related party                                 89,397         155,769          530,724         876,550
  Cost of product sales
     (including amounts to related
     parties of $109,000 for the
     nine months ended
     September 30, 1995)                               298,967         353,629        1,006,108         730,342
  Operating expenses (net of
     sublease income from
     related party of approximately
     $-0-, $11,000, $20,000,
     and $33,000, respectively)                      1,491,773       1,766,382        4,591,642       4,963,468
  Selling, general and
     administrative expenses
     (including related party
     commissions of $53,000,
     $14,000, $76,000 and $30,000,
     respectively)                                     277,186         362,241          902,658         825,945
                                                    ----------      ----------      -----------      ----------

                TOTAL OPERATING
                   COSTS AND EXPENSES                2,628,558       3,140,840        8,581,834       8,852,521
                                                    ----------      ----------      -----------      ----------

                       OPERATING LOSS                 (410,231)       (318,224)        (989,339)       (618,534)

  Interest expense, net (including
     related party expense of
     approximately $60,000,
     $37,000, $76,000 and
     $90,000, respectively)                            103,941         110,980          288,848         310,586
     Gain on sale of assets                                -0-          37,939              -0-          37,939
                                                   -----------      ----------     ------------      ----------

                             NET LOSS               $ (514,172)     $ (391,265)     $(1,278,187)     $ (891,181)
                                                   ===========      ==========      ===========      ==========

                LOSS PER COMMON SHARE                    $(.05)          $(.04)           $(.12)          $(.10)
                                                         =====           =====            =====           =====



See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                            Nine Months

                                                                                          Ended September 30
                                                                                 ------------------------------
                                                                                      1996             1995
                                                                                  ------------     ------------
OPERATING ACTIVITIES
  Net loss                                                                        $(1,278,187)     $  (891,181)
  Adjustments
     Disposal of stores                                                              (216,600)
     Depreciation and amortization                                                   1,844,131        1,717,727
     Loss on disposal of assets                                                        372,569
     Changes in operating assets and liabilities
       Accounts receivable                                                            (50,349)        (122,283)
       Merchandise inventory                                                            62,456           66,065
       Prepaid expenses                                                                105,628           57,661
       Note receivable, related party                                                                 (652,698)
       Other assets                                                                    (3,641)         (10,329)
       Accounts payable                                                                369,388          352,873
       Accrued expenses and other                                                       58,101           55,893
                                                                                   -----------      -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                     1,263,496          573,728

INVESTING ACTIVITIES
  Purchases of videocassette rental inventory                                      (1,741,616)      (1,531,551)
  Purchases of property and equipment                                                (205,975)        (167,842)
  Collection of note receivable                                                         45,139
  Investment in businesses                                                            (33,983)         (15,000)
                                                                                 ------------     ------------

       NET CASH USED IN INVESTING ACTIVITIES                                       (1,936,435)      (1,714,393)

FINANCING ACTIVITIES
  Net proceeds from issuance of common stock                                                          1,100,000
  Proceeds from borrowings                                                           1,463,984        1,020,184
  Principal payments on debt                                                       (1,225,840)      (1,067,377)
  Net borrowings from stockholders                                                                      180,331
  Checks drawn in excess of cash on deposit                                             10,589
                                                                                   -----------   --------------

       NET CASH PROVIDED BY FINANCING ACTIVITIES                                       248,733        1,233,138
                                                                                   -----------      -----------

                          NET INCREASE (DECREASE) IN CASH                            (424,206)           92,473

CASH BEGINNING OF PERIOD                                                               424,206           93,128
                                                                                   -----------      -----------

                                       CASH END OF PERIOD                          $       -0-      $   185,601
                                                                                   ===========      ===========


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



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

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE C--DESCRIPTION OF BUSINESS

The Company is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of September 30, 1996, the Company owned and operated (under the name Roadrunner Video) 40 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:


                                                                                            Nine Months
                                                                                          Ended September 30
                                                                                      ---------------------------
                                                                                          1996             1995
                                                                                      -----------      ----------
Merchandise inventory acquired with debt                                                               $ 60,000

December 31, 1994 accounts payable
   converted to long-term debt in 1995                                                                  330,000

Business acquisitions financed with long-term
   debt and/or accounts payable                                                                         220,000

December 31, 1994 note payable converted to
   preferred stock in 1995                                                                              750,000

December 31, 1994 note payable used to
   reduce note receivable                                                                                93,500

Note payable cancelled in connection
   with reverse acquisition                                                                             800,000

Dividends on preferred stock                                                          $ 67,377



NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                                                September 30        December 31
                                                                                    1996               1995
                                                                                ------------        -----------
Videocassette rental inventory                                                   $10,740,555        $11,908,659
Less accumulated amortization                                                      6,564,452          7,550,901
                                                                                 -----------        -----------

                                                                                 $ 4,176,103        $ 4,357,758
                                                                                 ===========        ===========

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at September 30, 1996 and December 31, 1995 consisted of the following:

                                                                                September 30        December 31
                                                                                    1996               1995
                                                                                 -----------        -----------
Land                                                                              $  155,375         $  155,375
Buildings                                                                            122,527            122,527
Equipment and fixtures                                                             1,901,141          1,818,813
Leasehold improvements                                                               460,457            357,616
Vehicles                                                                             291,720            270,915
                                                                                  ----------         ----------

                                                                                   2,931,220          2,725,246
Accumulated depreciation                                                           1,248,020          1,003,900
                                                                                  ----------         ----------

                                                                                  $1,683,200         $1,721,346
                                                                                  ==========         ==========


NOTE G--DEBT

Long-term debt consisted of the following at September 30, 1996 and December 31, 1995:

                                                                       September 30        December 31
                                                                           1996               1995
                                                                       ------------        -----------
  Debt agreements with a stockholder/supplier:

       Line of credit                                                    $  599,551         $  599,551

       Note payable (See Note 1)                                            492,288            489,176
                                                                         ----------         ----------

                                                                          1,091,839          1,088,727

  Note payable to a supplier                                                661,042            859,420

  Line of credit with a bank (See Note 2)                                       -0-            600,000

  Notes payable to certain stockholders (See Note 2)                      1,145,985                -0-

  Mortgage note payable to bank                                             260,395                -0-

  Notes payable to two banks                                                191,990            231,232

  Notes payable to various financial institutions                           157,267            178,498


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE G--DEBT--Continued

                                                                       September 30        December 31
                                                                           1996               1995
                                                                       ------------       ------------
  Note payable to seller of five southern Indiana stores                    137,276            174,596

  Notes payable to sellers of Midwest Video                                  71,959            153,362

  Notes payable to sellers of H&H Video
     Enterprises, Inc. (See Note 3)                                          85,182            126,300

  Various other                                                              50,177            202,833
                                                                         ----------        -----------

                                                                         $3,853,112         $3,614,968
                                                                         ==========         ==========

The above long-term debt is collateralized by substantially all assets of the Company.

On November 12, 1996, the Company filed a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code. (See Note M.) Because such filing constitutes an event of default under all or substantially all of the Company's long-term debt instruments, such amounts have been classified as current liabilities as of September 30, 1996.

Note 1--On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest at 9.5% with a final maturity in March, 2000. The agreement has not yet been finalized and the monthly payments have not commenced.

Note 2--On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $245,985 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. As such, the $600,000 has been classified as non-current at December 31, 1995 since it was refinanced on a long-term basis. The agreement is collateralized by virtually all assets of the Company. In August, 1996, the stockholders loaned the company an additional $300,000 at substantially the same terms.

Note 3--The holder of this note has given notice that the Company is in default due to late payment of certain note payments. He has declared the full amount due and payable. In April 1996, the Company agreed with the holder to pay this note in three installments of $30,000 each through November 1996 plus a balloon payment in January 1997. The Company defaulted in its payment of the November, 1996 installment and this Seller is now a judgment creditor.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE H--INCOME TAXES

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months ended and the nine months ended September 30, 1996 and 1995, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.


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

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



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

During the third and fourth quarters of 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. Rental payments after the stores were closed were charged against the accrued liability. The lease related to one of the closed stores was settled. The fifth store sold to an unrelated party in the fourth quarter of 1995. The Company is continuing to make payments related to the leases on the three remaining closed store locations. The remaining balance of the liability was approximately $237,000 at September 30, 1996 and $454,000 at December 31, 1995. Management is actively seeking other tenants for the remaining locations. The aggregate minimum lease payments for these remaining locations are approximately $1.1 million at September 30, 1996.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE K--RELATED PARTY TRANSACTIONS

The Company engages in various transactions with related parties which are reflected on the accompanying consolidated balance sheets and statements of operations. A description of these related party transactions follows:

 .    A supplier, who is also a stockholder of the Company, provides new release and various other videocassettes to the Company under a revenue sharing agreement. Under this agreement, the Company incurs an up-front handling fee which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The revenue sharing costs under this agreement are expensed as incurred. The Company is required to spend a minimum quarterly amount of revenues with the supplier.

 .    The Company subleases retail space to an entity owned by the
     Company's majority stockholder.

 .    The Company has borrowed funds from several stockholders and pays/incurs interest expense on the funds borrowed.

 .    During 1995, the Company began selling previously viewed
     videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the stockholder/supplier mentioned previously to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by certain stockholders of the Company.


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

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1996



NOTE L--POTENTIAL FUTURE ACQUISITIONS--Continued

The Company regards the prospects of either of these acquisitions, in view of its current financial condition, as exceedingly remote.


NOTE M--SUBSEQUENT EVENTS

On November 12, 1996, the Company filed in the United States Bankruptcy Court for the Western District of Kentucky a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code, Case No. 96-35212.

During October, 1996, the Company closed two stores.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




INTRODUCTION

On November 12, 1996, the Company filed in the United States Bankruptcy Court for the Western District of Kentucky a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code, Case No. 96-35212 (the "Chapter 11 Filing").

The Company made the Chapter 11 Filing after experiencing a significant deterioration in its financial position during the three month period ended September 30, 1996. During this period, the Company became subject to an increasing number of collection lawsuits and lease eviction notices, and was generally at least 60 days delinquent in the payment of its debts. The Company had been undertaking efforts to accomplish a substantial restructuring of its debt or a substantial infusion of equity capital, but such efforts were unsuccessful and prospects for the accomplishment of either appeared remote. Consequently, the Company determined to seek to reorganize its financial affairs under the benefits of the federal bankruptcy laws.


REVENUES

Revenue, which includes rental revenue and product sales, decreased $604,000, or 21% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and $641,000, or 8% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Rental revenue decreased by $623,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and by $1,129,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This decrease in rental revenue was due primarily to the closing of four east coast stores and the sale of one as well as a reduction in same store sales.

Same store revenues decreased by approximately 13% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and 2% for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. Management believes that this decrease was due primarily to increased competition. Other contributing factors included favorable summer weather conducive to outdoor activities and the broadcast of the summer Olympics.

Product sales increased by $18,000 for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995 and by $488,000 for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This increase in product sales for such nine months was a result of an increase in videocassette sales at the store level as well as videocassette sales to a major supermarket chain and other corporate customers that occurred during the first three quarters of 1996, but only in the second and third quarters of 1995.

OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales decreased from $354,000, or 12% of total revenue, for the three months ended September 30, 1995 to $299,000, or 13% of total revenue, for the three months ended September 30, 1996. The cost of product sales as a percentage of product sales revenue decreased from 88% for the three months ended September 30, 1995 to 71% for the three months ended September 30, 1996.

Cost of product sales increased from $730,000, or 9% of total revenue, for the nine months ended September 30, 1995 to $1,006,000, or 13% of total revenue, for the nine months ended September 30, 1996. The cost of product sales as a percentage of product sales revenue decreased from 82% for the nine months ended September 30, 1995 to 73% for the nine months ended September 30, 1996.


Operating Expenses

Operating expenses decreased from $1,766,000 for the three months ended September 30, 1995, or 63% of revenues, to $1,492,000 for the three months ended September 30, 1996, or 70% of revenues. Operating expenses decreased from $4,963,000 for the nine months ended September 30, 1995, or 60% of revenues, to $4,592,000 million for the nine months ended September 30, 1996, or 60% of revenues. Operating expenses have remained relatively flat but have increased as a percentage of revenues. While revenues have declined, many operating expenses have not because of their fixed nature.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory decreased from $503,000, or 18% of rental revenue for the three months ended September 30, 1995, to $471,000, or 21% of rental revenue for the three months ended September 30, 1996. Amortization of videocassette rental inventory increased from $1,456,000, or 18% of rental revenue for the nine months ended September 30, 1995, to $1,551,000, or 20% of rental revenue for the nine months ended September 30, 1996.


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

Cost of revenue sharing decreased from $156,000, or 6% of rental revenue, for the three months ended September 30, 1995 to $89,000, or 4% of rental revenue for the three months ended September 30, 1996. Cost of revenue sharing decreased from $877,000, or 11% of rental revenue, for the nine months ended September 30, 1995 to $531,000, or 7% of rental revenue for the nine months ended September 30, 1996. The decrease was the result of fewer stores in operation and less utilization of this arrangement for 1996 compared to 1995.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $362,000, or 13% of revenues for the three months ended September 30, 1995 to $277,000, or 12% of revenues for the three months September 30, 1996. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees.

Selling, general, and administrative expenses increased from $826,000, or 10% of revenues for the nine months ended September 30, 1995 to $903,000, or 12% of revenues for the nine months September 30, 1996. The increase in selling, general and administrative expenses was primarily due to a increase in professional fees.


Other Income/Expense

Interest expense decreased $7,000, or 7% for the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. Interest expense decreased $22,000, or 7%, for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. This was due primarily to higher outstanding debt balances during 1995 as compared to 1996.


LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is not sufficient to meet its business needs.

At September 30, 1996, the Company had a working capital deficit of $2,609,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to operate with a working capital deficit.

The overall net decrease in cash was $424,000 for the nine months ended September 30, 1996 as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $1,263,000 for the nine months ended September 30, 1996. Net cash used in investing activities was $1,936,000 for the nine months ended September 30, 1996. This included purchases of videocassette rental inventory of $1,742,000 and purchases of property and equipment of $206,000.

Net cash provided in financing activities was $249,000 for the nine months ended September 30, 1996, which represented principal payments on debt, net of additional borrowings.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At September 30, 1996, the Company owed $661,000 under this arrangement, which is included in debt. Amortization of this debt involves a monthly payment of principal and interest. Currently, the Company is two months delinquent in these payments.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At September 30, 1996, the Company owed the supplier $1,092,000, which is included in debt. On March 29, 1996, the stockholder/supplier agreed to extend the note payable until at least January 1, 1997. They proposed payment terms which provide for monthly payments of approximately $14,500, including interest, at 9.5%, with a final maturity in March 2000. The agreement has not yet been finalized and the monthly payments have not commenced.

Under the terms of the loan agreements with the above two suppliers, the Company is required to obtain virtually all of its videocassettes from them.

At December 31, 1995, the Company had a $600,000 line of credit with a bank with an outstanding balance of $600,000. The line of credit matured in the first quarter of 1996.

On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $245,985 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. The agreement is collateralized by virtually all assets of the Company. In August, 1996, the stockholders loaned the Company an additional $300,000 under the same terms as the prior loans.

In July 1996, the Company refinanced certain real estate for $263,000 and received net proceeds of approximately $220,000 after pay-off of the previous loan.

The Company issued promissory notes to the sellers of H&H Video Enterprises, Inc. (H&H) in connection with the acquisition of H&H. Under the terms of the notes, principal and interest payments are due quarterly through December 1996 and the sellers may elect to convert the promissory notes into common stock. If converted, the number of shares to be issued will be negotiated at that time. One of the sellers filed a lawsuit demanding immediate payment in full of approximately $138,000. In April 1996, the Company agreed with the note holder to pay this note in three installments through November 1996, plus a balloon payment in January 1997. The Company defaulted in its payment of the November 1996 installment and this seller is now a judgment creditor.

GENERAL ECONOMIC TRENDS AND SEASONALITY

The Company's business is affected by general economic trends. The Company endeavors to pass on increased costs resulting from inflation to its customers. Future operating results may be affected by other factors, including variations in the number and timing of new store openings, the quality and number of new release titles available for rental and sale and the expense associated with the acquisition of new release titles, acquisition by the Company of existing video stores, additional and existing competition, marketing programs, weather, special or unusual events and other factors that may affect retailers in general. Any concentration of new store openings and the related new store pre-opening costs near the end of a fiscal quarter could have an adverse effect on the financial results for the quarter and could, in certain circumstances, lead to fluctuations in quarterly financial results.

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

Starlite Centre, Ltd. v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 96-CI-00888. Plaintiff Starlite Centre is the owner of certain rental property leased from it by the Company in Elizabethtown, Hardin County, Kentucky. Starlite has sued the Company under the lease agreement for rent totalling $17,592. Starlite filed its complaint on February 9, 1996 and has since negotiated a settlement agreement with the Company pursuant to which the Company has agreed to pay a portion of the back rent. Starlite has granted the Company an extension to file an answer to its complaint pending compliance with the settlement agreement. Starlite has made notice all payments have not been made and has demanded an answer.

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

Movies 4 Sale, Inc. v. Roadrunner Video Group, Inc., B-44th Judicial District, Dallas County Texas, Case No. 96-06490. Plaintiff seeks payment of $100,400 due it arising out of the sale of video games to the Company. Punitive damages
of at least $1 million are also sought.   The Company intends to seek to
negotiate a payment schedule with the plaintiff regarding the $100,400 sought. The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business. Management of the Company believes that such lawsuits, claims and other legal matters will not have a material adverse effect on its results of operations or financial position.

Wyvern LTD v. Roadrunner Video Enterprises, Inc. Wyvern brought this action in Jefferson County Circuit Court seeking to recover $57,000 allegedly due for advertising services rendered. Wyvern received a default judgement on October 2, 1996 which the Company has moved to set aside. The hearing on that motion to set aside is set for Tuesday, November 19, 1996. In this action, the Company has also filed a counterclaim against Wyvern for unfair trade practices based on Wyvern's use of promotional ideas, developed in whole or in part by the Company's employees, for subsequent promotion of one of the Company's competitors in the video market.

Schottenstein Stores v. Roadrunner Video Enterprises, Inc. On November 7, 1996, the Company received service of Schottenstein's complaint. The complaint, filed in Clark County, Indiana, seeks to recover past due amounts on rental property in the amount of $15,287. The complaint also seeks to recover continuing monthly payments of $4,107.

Saul Holdings v. Roadrunner Video Enterprises, Inc. Saul Holdings filed an action for recovery of rent due for property located in Prince William County, Virginia. Saul Holdings filed the action against the Company, Video Knights, Inc. and Selvac Corporation. On April 5, 1996, judgement was entered in Saul Holding's favor of $17,619.

ITEM 2.          CHANGES IN SECURITIES

                 Not applicable.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

                 Because of the Company's Chapter 11 Filing on November 12, 1996, the Company generally is in default under all of its debt instruments.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 Not applicable.

ITEM 5.          OTHER INFORMATION

                 Not applicable.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits.

            Exhibit 27 - Financial Data Schedule (for SEC use only).

                 (b)   Reports on Form 8-K.

                 None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duty caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ROADRUNNER VIDEO GROUP, INC.




                             By:      /s/ Terry W. Schneider
                                      -----------------------------------
                                      Terry W. Schneider
                                      Chief Executive Officer,
                                      Acting Principal Financial Officer



Dated:  November 14, 1996