Form 10-K405
period 1996-12-31
ROADRUNNER VIDEO GROUP INC
filed 1997-03-31
CIK 718905

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON DC  20549
                                   FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OR THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________

Commission file number - 2-83353


                          ROADRUNNER VIDEO GROUP, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                                               22-2431014
----------------------------------------------------        ------------------------------------------
  (State of other jurisdiction of incorporation                (IRS Employer Identification Number)
               or organization)

              819 South Floyd Street, Louisville, Kentucky  40203
                    (Address of principal executive offices)

                                (502) 585-1411
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

On March 28, 1997, the registrant had 11,713,000 outstanding shares of Common Stock, and on such date, the aggregate market value (based on the per share market value as quoted in the Louisville Courier Journal on that date) of the shares of Common Stock held was $1,756,950.


                      DOCUMENTS INCORPORATED BY REFERENCE

Part IV Certain exhibits to the registrant's prior filings with the Securities and Exchange Commission as listed on page 56.


================================================================================

                                                              INDEX

                                                                                                         Page
                                                                                                         Number
                                                          PART I
                                                          ------

ITEM 1.      Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        3

ITEM 2.      Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       10

ITEM 3.      Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       11

ITEM 4.      Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . . . . .       12


                                                         PART II
                                                         -------

ITEM 5.      Market for Registrant's Common Stock and Related
             Stockholder Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       13

ITEM 6.      Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       14

ITEM 7.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .       16

ITEM 8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . .       22

ITEM 9.      Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .       49


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

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management   . . . . . . . . . . .       51

ITEM 13.     Certain Relationships and Related Transactions   . . . . . . . . . . . . . . . . . . .       52


                                                         PART IV
                                                         -------

ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . . . . . . . . . .       54

                                     PART I


ITEM 1. BUSINESS

GENERAL

Roadrunner Video Group, Inc. and its subsidiaries (collectively, the "Company") operates 38 video specialty stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. The Company also sells previously-viewed videocassettes on a wholesale basis to supermarkets in several states. The Company's stores rent and sell a wide range of videos and video games, and a variety of other products.

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


REORGANIZATION

On November 12, 1996, the Company filed in the United States Bankruptcy Court for the Western District of Kentucky a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code, Case No. 96-35212 (the "Chapter 11 Filing") and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Court.

The Company is in the process of developing a plan of reorganization to be submitted to the Court and the creditors for their approval. The Company is unable to predict when the development of its plan of reorganization will be completed and submitted. The Company is not aware of any creditors who intend to file their own plan of reorganization for the Company or who intend to file a motion to dismiss or take any other action materially adverse to the Company's ability to continue to reorganize its business affairs under its Chapter 11 Filing, however, certain conditions exist which indicate that this could occur.

For leases not rejected in connection with its Chapter 11 filing, the Company has agreed to pay the total amount of back rental payments outstanding as of the Chapter 11 filing date, plus court costs and certain other expenses, on a monthly basis. For these leases, the Company has also agreed to make the normal monthly payments on a timely basis. The Company has not paid all of the normal monthly payments by the required due dates. As such, the applicable landlords may be able to have the lease terminated and require the Company to vacate the store or stores in question. Such actions could have a significant adverse affect on the ability of the Company to continue as a going concern.

OPERATING STRATEGY

The key elements of the Company's operating strategy include the following:

Smaller Markets. Most of the Company's stores which are not located in its home market of Louisville, Kentucky are located in small towns where its principal competition usually consists of single-store operators and small chains that generally have smaller stores, less buying power, smaller advertising budgets and fewer current release titles than the Company's stores.

Customer Service. The Company seeks to provide a high level of customer service at each of its stores. The Company offers a broad selection of new releases and catalog products, and provides customers with personalized attention.

Geographic Concentration. The Company has traditionally concentrated its openings and activities in areas in or near Louisville, Kentucky to maximize operating efficiencies. The Company believes that geographic concentration allows the Company to more easily monitor store operations through its Louisville-based management offices and to achieve operating efficiencies in inventory management, marketing, distribution, training and store supervision. Since the Company operates multiple stores, it is able to receive cooperative advertising credits from its distributors. The Company receives cooperative advertising credits based on the volume of purchases and, by operating multiple stores in a single geographic market, the Company can more effectively use cooperative advertising credits to maximize the impact of its advertising. The Company may expand its operations to other parts of the United States in the future, but still intends to concentrate multiple stores in a particular geographic area.

Inventory Management. In each of its markets, management seeks to maintain a selection of new releases that balances customer demand and rental trends with maximization of store profitability. Buying decisions are made centrally and are based on box office results, industry newsletters, management's knowledge of the popularity of certain types of movies in its markets and input from store managers. Centralized buying allows the Company to obtain volume discounts and cooperative advertising credits that are often not utilized by its smaller competitors. Distribution costs are reduced and control of new releases is maintained by generally having the product shipped to and processed at the main office.

Selective Development. The Company anticipates developing one or two stores during 1997. These stores likely will be operated as Discount Video stores (see New Business Concepts). In some markets with multiple shopping areas and a sufficient population base to support more than one operator, it is often more cost-effective for the Company to develop a store rather than to buy an existing operation. In choosing specific store sites, the Company considers such factors as lease costs, visibility, access, traffic volume, consumer demographics and convenience to residential neighborhoods, regardless of the proximity of competing video specialty stores. The stores are generally located in strip shopping centers, preferably in an end location and are easily identified by a large sign. The Company leases the space for all but one of its video stores from unaffiliated third parties. Competition for the best sites can be intense. In many of its markets, there is only one main shopping area, so it is critical to get space within that area. The Company believes that these two new stores can be opened for approximately $45,000 per store, because of the Company's ability to use videocassettes, equipment and fixtures from closed stores. The Company usually acts as the general contractor with respect to the construction of its new stores and, in that regard, employs a construction manager who has significant video specialty store construction experience.

Videocassette Sales. During the year ended December 31, 1996, the sale of videocassettes accounted for approximately 18% of the Company's revenues. Management believes videocassette sales may increase in the future.

Acquisitions. The Company currently is unable to consider the acquisition of other video specialty stores as a material part of its business strategy. The acquisition of clusters of stores in targeted market areas can be a very cost effective means of entering a new market, particularly when the stores are in desirable locations.


NEW BUSINESS CONCEPTS

Pizza Tonight. The Company has developed a business concept called Pizza Tonight that centers around the takeout and delivery of freshly made pizzas made to order at a combined video/pizza store. Currently, the Company only operates two combined video/pizza stores, but the Company regards this concept as very attractive to consumers. It intends to expand this concept to many of its other video stores if it is able to obtain the necessary working capital.

Discount Video. The Company is pursuing the development of new stores that operate under the name "Discount Video". These stores, unlike other stores of the Company, do not offer customers new videocassette releases until at least 60 days after their initial release date. They also offer catalog titles for an extended seven-day, six-night rental term at low discount prices conducive to a customer renting several videos for this weekly period.


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

The Company has developed a uniform system of design and operation that allows for predictable costs in the opening and operation of its stores. The format and layout of each store allow customers to conveniently locate movie titles, facilitate browsing and provide customers with an unobstructed view across the store. Movies are arranged in display boxes organized into categories by topic, except for new releases, which are assembled in their own section, for ease of selection by customers.

Each store operates under substantially the same plan of operation. Video rentals generally range from $2.50 to $3.50 for new releases to $2.00 for catalog titles. Stores are generally open 365 days a year. In order to maximize profits, the Company varies the quantity of its new release inventory from location to location to meet competition in the area. The Company generally has a one-night rental term for new releases, which tends to keep new releases more readily available and requires the purchase of fewer copies of new releases than a three-day, two-night rental policy. For catalog titles, the Company has a seven-day, six-night rental term. The policy also includes offering the majority of catalog titles for sale in addition to rental. The stores use a self-service system, whereby customers select products from the shelves and bring them to the checkout counter. The stores use a computerized system that simplifies rental and return transactions and maintains inventory and customer information. Employees in each store can provide customers with computerized information regarding the availability of a movie title in that store and other information about that title.

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

Set forth below is a historical summary showing the store openings, acquisitions and closings by the Company since inception.


                                                                  Year Ended December 31,
                                         ----------------------------------------------------------------------
                                         1985/1989     1990     1991     1992   1993     1994     1995     1996
                                         ---------     ----     ----     ----   ----     ----     ----     ----
New Stores Opened                                6        1        2        0      1        3        3        4
Stores Acquired                                  0        0        0        0      0       15        0        0
Stores Closed                                    0        0        0        0      1        0        7        4

Total Stores at End of Period                   21       22       24       24     24       42       38       38

The Company closed five stores in January through March 1997.


PRODUCTS

During the year ended December 31, 1996, approximately 82% of the Company's revenues were derived from the rental of videocassettes and 18% from the sale of videocassettes, and other products.

The Company's stores generally offer from 8,000 to 10,000 videocassettes (from 2,500 to 8,000 titles) and from 500 to 900 video games (from 400 to 800 titles) for rental and sale, depending upon the location. The Company rents and sells adult videocassettes in all of its stores. A typical store's inventory is made up of 7,500 catalog selections (chosen from a core selection of about 7,000 titles), with the balance representing new release titles. Each store has a few special interest titles, covering subjects such as hunting, golf and education, selected by management to appeal to the customer base in the store's market area.

Management believes that a typical store's revenues are affected by its new release title selection and the number of copies of each new release available for rental as compared to the competition. The Company is committed to offering as many copies of new releases as necessary to be competitive within a market, while at the same time keeping its costs as low as possible. Videocassettes offered for sale in video stores are generally special interest titles, children's or other titles promoted by the studios for sell-through and seasonal titles connected to particular holidays.


MARKETING AND ADVERTISING

The Company historically has marketed its stores and merchandise through radio and direct mail and to a lesser extent through newspaper advertising, discount coupons, celebrity appearances and promotional materials. Because of the Company's financial position, its marketing and advertising efforts have significantly decreased and currently generally consist of coupons and limited radio time that is provided in exchange for the Company supporting a promotional activity of the radio station.

INVENTORY AND INFORMATION MANAGEMENT

The videocassette and video game inventory in each store consists of its catalog titles (generally, those in release for more than one year) and new release titles. Videocassettes and video games utilized as initial inventory in the Company's new stores consist of excess copies of catalog titles and new release titles from existing stores, supplemented as necessary by purchases directly from suppliers. This inventory for new stores is packaged at a 28,500 square foot warehouse, adjacent to its headquarters facility in Louisville, Kentucky. Each videocassette and video game is removed from its original packaging and an optical bar code label, used in the Company's computerized inventory system, is applied to both the packaging and the plastic rental case. The cassette is placed in the rental case, and a display carton is created by inserting foam or cardboard into the original packing and shrink-wrapping the carton. The re-packaged videocassettes, video games and display cartons are then shipped to the store ready for use. The Company believes that its existing distribution facilities will be adequate for the foreseeable future.

In each of its markets, management seeks to maintain a selection of new releases and catalog products consistent with maximization of store profitability. Buying decisions are made centrally and are based on the size of the active customer base, new release dates, box office results, industry newsletters and management's knowledge of the popularity of certain types of movies in its markets. The Company believes that centralized buying allows it to obtain volume discounts.

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


SUPPLIERS

The video inventory in each of the Company's stores consists of catalog and new release titles, which it either purchases or rents. The Company acquires generally all of its new release videos and substantially all of its catalog videos by purchase directly from one video wholesale supplier. The Company purchases from such wholesaler rather than directly from movie studios because the Company believes that the cost savings of direct purchases would not offset the expense to the Company of establishing its own distribution system. Currently, the typical cost of new release videos purchased by the Company is approximately $60 to $68 except for videos merchandized primarily for immediate sale, for which the cost is typically $5 to $20.

The Company has an agreement with a stockholder/supplier to rent new release titles under a revenue sharing agreement which expires in 1999. Under this agreement, the Company is obligated to obtain a minimum annual dollar amount of new release titles from the supplier, and to the extent that the Company elects to obtain a new release title from the supplier, it must obtain all copies of that title from the supplier. Approximately 45% of new release titles available through normal distribution channels in any given period are also available through the supplier as a result of its relationship with certain movie studios. During the revenue sharing period, which is generally one year (but does not exceed two years) per title, the movie studio retains ownership of the video and the Company shares the rental revenue with the supplier rather than purchasing the video for a fixed cost. In addition, the Company must make an initial payment of approximately $8 per video obtained pursuant to this agreement. The initial payment is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The Company expenses revenue sharing costs as incurred. At the end of the revenue sharing period for a title, the Company has the option to purchase the copies of that title, generally for less than $5 per copy. The Company has not utilized this arrangement during 1996 to the extent required, for various business reasons, and may be regarded to be in breach of this agreement by the stockholder/supplier.

Both of the above suppliers have provided loans to the Company. Under the terms of the loan agreements, the Company is required to obtain virtually all of its videocassettes from these two suppliers.


COMPETITION

The video retail industry is highly competitive. Management believes the competition faced by the Company is the primary reason behind the Company's deteriorating financial position and its subsequent Chapter 11 Filing. The Company competes against Blockbuster, Hollywood Video and West Coast Video, all of whom have significantly greater financial and marketing resources than the Company. Each of these named companies have been active in increasing their presence in metropolitan Louisville, Kentucky.

The Company also competes with other businesses offering videos and video games, such as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations and other retailers. In addition, the Company's stores compete with other leisure-time activities, including movie theaters, network and cable television, live theater, sporting events and family entertainment centers. However, many of these have a higher per-person cost than the rental of a video.

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


EMPLOYEES

As of December 31, 1996, the Company employed approximately 200 employees, of whom approximately 100 are employed on a full-time basis. Of these employees, approximately 30 were employed in the Company's corporate offices and distribution operations. None of the Company's employees are represented by a labor union, and the Company believes that its relations with its employees are good.

Each of the Company's stores employ approximately three to eight persons, including one manager and one assistant manager. Area managers supervise the operations of a group of four to five stores each. They report directly to the management personnel in the Company's corporate offices.

ITEM 2. PROPERTIES

PROPERTIES

Most of the Company's stores are leased pursuant to leases with terms ranging from one to ten years, with varying option renewal periods. The Company anticipates that future stores will also be located on leased premises.


STORE LOCATIONS

The following table sets forth the locations of the Company's stores as of December 31, 1996:

KENTUCKY        INDIANA
--------        -------
Bardstown (closed March 1997)                             Bedford
Crestwood                                                 Charlestown
Elizabethtown (closed February 1997)                      Clarksville
Hillview                                                  Corydon
LaGrange                                                  Indianapolis (2 locations)
Louisville (18 locations) (2 locations                    Jeffersonville (closed January 1997)
   closed in January and February 1997)                   Madison
Mt. Washington                                            New Albany
Shelbyville                                               North Vernon
Shepherdsville                                            Scottsburg
                                                          Sellersburg

The Company's corporate headquarters are located at 819 South Floyd Street, Louisville, Kentucky 40203 and consists of approximately 10,000 square feet of office space and 18,500 square feet of storage space. This facility is presently leased by the Company on a month-to-month basis for approximately $4,600 per month.

ITEM 3. LEGAL PROCEEDINGS

The Company is a defendant in the following civil actions, each of which has been stayed as a result of the Company's Chapter 11 Filing (see Item 1. Business - Reorganization):

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

Starlite Centre, Ltd. v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 96-CI-00888. Plaintiff Starlite Centre is the owner of certain rental property leased from it by the Company in Elizabethtown, Hardin County, Kentucky. Starlite has sued the Company under the lease agreement for rent totalling $17,592. Starlite filed its complaint on February 9, 1996 and has since negotiated a settlement agreement with the Company pursuant to which the Company has agreed to pay a portion of the back rent. Starlite has granted the Company an extension to file an answer to its complaint pending compliance with the settlement agreement. Starlite has made notice that all payments have not been made and has demanded an answer.

Movies 4 Sale, Inc. v. Roadrunner Video Group, Inc., B-44th Judicial District, Dallas County Texas, Case No. 96-06490. Plaintiff seeks payment of $100,400 due it arising from the sale of video games to the Company. Punitive damages of at least $1 million are also sought.

Wyvern LTD v. Roadrunner Video Enterprises, Inc. Wyvern brought this action in Jefferson County Circuit Court seeking to recover $57,000 allegedly due for advertising services rendered. Wyvern received a default judgment on October 2, 1996 which the Company has moved to set aside. In this action, the Company has also filed a counterclaim against Wyvern for unfair trade practices based on Wyvern's use of promotional ideas, developed in whole or in part by the Company's employees, for subsequent promotion of one of the Company's competitors in the video market.

Schottenstein Stores v. Roadrunner Video Enterprises, Inc. On November 7, 1996, the Company received service of Schottenstein's complaint. The complaint, filed in Clark County, Indiana, seeks to recover past due amounts on rental property in the amount of $15,287. The complaint also seeks to recover continuing monthly payments of $4,107.

Saul Holdings v. Roadrunner Video Enterprises, Inc. Saul Holdings filed an action for recovery of rent due for property located in Prince William County, Virginia. Saul Holdings filed the action against the Company, Video Knights, Inc. and Selvac Corporation. On April 5, 1996, judgment was entered in Saul Holding's favor of $17,619.

Michelle Scott v. Roadrunner Video D/B/A Discount Video Michelle Scott is prosecuting a claim through the Indiana Civil Rights Commission for alleged sexual harassment. The complaint was filed in June 1996. Management believes this claim is without merit.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock, one cent par value, is presently traded over-the-counter but not in any established market nor on any national securities exchange. The Common Stock presently is not subject to quotation by the National Association of Securities Dealers Automated Quotation Systems ("NASDAQ"). To date, trading in shares of the Company's Common Stock has been sporadic and infrequent, and generally have involved a relatively small number of shares. No cash dividends have been paid, nor does the company expect to pay any dividends in the foreseeable future. Currently, certain debt agreements prohibit the payment of dividends without the prior approval of the lender.

The following table presents the high and low bid prices as reported by the National Quotation Bureau, Inc., a registered securities association:

                                Quarterly Common Stock Price Ranges
                          -----------------------------------------------
                              1996                High              Low
                          ------------           ------           -------
                          1st Quarter            $2.375           $1.000
                          2nd Quarter             2.438             .875
                          3rd Quarter             1.375             .688
                          4th Quarter             1.250             .125


                              1995                High              Low
                          ------------           ------           -------

                          1st Quarter            $ .500           $ .250
                          2nd Quarter             2.375             .250
                          3rd Quarter             2.875            1.375
                          4th Quarter             3.313            1.250

ITEM 6.  SELECTED FINANCIAL DATA


                                                                         Year Ended December 31
                                                        -------------------------------------------------------
                                                          1992        1993       1994        1995        1996
                                                        --------    --------   --------    --------    --------
                                                                    (In thousands, except per share and
                                                                          other operating data)
STATEMENT OF OPERATIONS DATA

REVENUES
   Rental revenues                                        $6,329      $6,499   $  8,307     $ 9,554    $  7,940
   Product sales                                             389         569        399       1,781       1,771
   Other                                                     122         119         24           1          14
                                                          ------      ------   --------     -------    --------

                    TOTAL REVENUES                         6,840       7,187      8,730      11,336       9,725

OPERATING COSTS AND EXPENSES
   Amortization of videocassette
      rental inventory                                     1,457       1,409      1,857       2,027       2,039
   Cost of revenue sharing                                   112         923        764       1,108         673
   Cost of product sales                                     276         399        278       1,617       1,577
   Operating expenses                                      3,484       3,657      5,288       6,359       6,097
   Selling, general and
      administrative expenses                                645       1,049      1,407       1,099       1,034
   Impairment of long-lived assets                                                                          155
   Disposal of stores                                                             1,700        (217)
   Reorganization expenses                                                                                   38
                                                          ------      ------   --------     -------    --------

                    TOTAL OPERATING COSTS
                      AND EXPENSES                         5,974       7,437     11,294      11,993      11,613
                                                          ------      ------   --------     -------    --------

                              OPERATING INCOME (LOSS)        866        (250)    (2,564)       (657)     (1,888)

NONOPERATING INCOME (EXPENSE)
   Interest expense, net                                    (137)       (105)      (297)       (394)       (389)
   Other, net                                                             14         (3)        233         (15)
                                                          ------      ------    -------      ------     -------

                    TOTAL NONOPERATING INCOME
                      (EXPENSE)                             (137)        (91)      (300)       (161)       (404)
                                                           -----       -----    -------      ------     -------

                                 INCOME (LOSS) BEFORE
                                         INCOME TAXES        729        (341)    (2,864)       (818)     (2,292)

PROVISION (BENEFIT) FOR
   INCOME TAXES                                              294        (134)      (336)
                                                          ------       -----    -------      ------    --------

                                    NET INCOME (LOSS)     $  435       $(207)   $(2,528)     $ (818)    $(2,292)
                                                          ======       =====    =======      ======     =======

OPERATING INCOME (LOSS)
   PER SHARE                                                $.09       $(.03)     $(.31)      $(.07)      $(.16)
                                                            ====       =====      =====       =====       =====

NET INCOME (LOSS)
   PER SHARE                                                $.04       $(.02)     $(.31)      $(.09)      $(.20)
                                                            ====       =====      =====       =====       =====

SHARES USED IN COMPUTING
  PER SHARE AMOUNTS                                        9,680       9,621      8,201       9,868      11,702
                                                           =====       =====      =====       =====      ======

                                                                         Year Ended December 31
                                                        -------------------------------------------------------
                                                          1992        1993       1994        1995        1996
                                                        --------    --------   --------    --------    --------
                                                                    (In thousands, except per share and
                                                                          other operating data)
OTHER OPERATING DATA
   Number of stores at
     end of year                                              24          24         42          38          38


BALANCE SHEET DATA
   Cash                                                      102         101         93         424         212
   Net videocassette rental
     inventory                                             2,821       3,036      4,455       4,358       3,839
   Net property and equipment                              1,100       1,268      1,842       1,721       1,558

TOTAL ASSETS                                               4,279       4,790      6,879       7,525       6,079

LIABILITIES SUBJECT TO SETTLEMENT
   UNDER REORGANIZATION                                                                                   5,718

LONG-TERM DEBT                                             1,728       2,420      4,231       3,615           0

TOTAL LIABILITIES                                          2,488       3,432      7,049       5,479       6,311

PREFERRED STOCK                                                                                 760         760

STOCKHOLDERS' EQUITY (DEFICIT)                             1,791       1,358       (170)      2,046        (232)


NOTES -

  . Includes the operations of Midwest Wholesalers Limited Partnership, Roadrunner Video, Inc. and H&H Video Enterprises, Inc. since their acquisitions in May 1995, March 1994 and August 1994, respectively.

  . Includes the operations of five video stores acquired from Video Knights, Inc. from their acquisition in June 1994 through the closing and/or sale of such stores in the fourth quarter of 1995.

  . Shares used in computing net income or loss per share have been retroactively restated to reflect the transaction with Business Data Group, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain of the information set forth in this section, Management's Discussion and Analysis of Financial Condition and Results of Operations, include forward-looking statements which reflect management's expectations. Such forward-looking statements may be significantly impacted by certain risks and uncertainties described herein.


REORGANIZATION

On November 12, 1996, the Company filed in the United States Bankruptcy Court for the Western District of Kentucky a voluntary petition for reorganization under Chapter 11 of the U. S. Bankruptcy Code, Case No. 96-35212 (the "Chapter 11 Filing") and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Court.

The Company is in the process of developing a plan of reorganization to be submitted to the Bankruptcy Court and creditors for their approval. The Company is unable to predict when the development of its plan of reorganization will be completed and submitted. The Company is not aware of any creditors who intend to file their own plan of reorganization for the Company or who intend to file a motion to dismiss or take any other action materially adverse to the Company's ability to continue to reorganize its business affairs under its Chapter 11 filing, however, certain conditions exist which indicate that this could occur.

For leases not rejected in connection with its Chapter 11 filing, the Company has agreed to pay the total amount of back rental payments outstanding as of the Chapter 11 filing date, plus court costs and certain other expenses, on a monthly basis. For these leases, the Company has also agreed to make the normal monthly payments on a timely basis. The Company has not paid all of the normal monthly payments by the required due dates. As such, the applicable landlords may be able to have the lease terminated and require the Company to vacate the store or stores in question. Such actions could have a significant adverse affect on the ability of the Company to continue as a going concern.


1996 COMPARED TO 1995

REVENUES

Revenues, which includes rental revenues and product sales, decreased $1.6 million, or 14% ($11.3 million in 1995 to $9.7 million in 1996). Approximately $700,000 or 4% of the above decrease resulted from the closing of five East Coast stores in the third and fourth quarters of 1995. The remaining decreases were due in part to a 9% decrease in same store rental revenues (for stores in operation for a full 12 months for both 1996 and 1995) which management believes is due to increased competition.

Product sales were 18% and 16% of total revenues for years ended December 31, 1996 and 1995, respectively. The company believes videocassette sales may increase and videocassette rentals may remain the same or decrease, in the future.



OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales were constant from 1995 to 1996 due to sales being relatively flat.

Operating Expenses

Operating expenses decreased from $6.4 million in 1995, or 57% of revenues, to $6.1 million in 1996, or 63% of revenues. The decrease resulted primarily from a decrease in the number of stores that were in operation for a full year in 1995 compared to 1996.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory remained constant at $2 million for 1995 and 1996, representing 22% and 26% of rental revenue, respectively.


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

Cost of revenue sharing decreased from $1.1 million, or 12% of rental revenue for 1995 to $673,000, or 8% of rental revenue for 1996. The decrease was due to the fact that the Company discontinued utilizing this revenue sharing arrangement in April 1996.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased slightly from 1995 to 1996. This was due primarily to a decrease in advertising expense in 1996 compared to 1995. The decrease in advertising expense was due to increased dependency on cooperative advertising.


Other Income/Expense

Interest expense was relatively constant from 1995 to 1996, as was the balance of debt outstanding. The gain on sale of assets in 1995 resulted from the sale of the assets of the Silver Springs, Maryland location and the sale of other fixed assets.


Benefit for Income Taxes

There was not a benefit for income taxes in either 1996 or 1995. This was the result of no income taxes being recorded since the company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

1995 COMPARED TO 1994

REVENUES

Revenues, which includes rental revenues and product sales, increased $2.6 million, or 30% ($8.7 million in 1994 to $11.3 million in 1995). Approximately 27% of the above increase resulted from the full year's operating results in 1995 from five new stores opened in 1994. These five additional stores helped generate over $700,000 in revenues for 1995. Approximately 38% of the increase was due to the acquisition of 15 video stores during 1994. These stores were not in operation for a full year in 1994, and by being open for a full year in 1995, helped contribute over $1 million in additional revenue during the year. The above increases were offset in part by an 8% decrease in same store sales (for stores in operation for a full 12 months for both 1995 and 1994). The remaining balance of the net increase was from the sale of new and previously viewed videocassettes to a major grocery store chain.

Product sales were 16% and 5% of total revenues for years ended December 31, 1995 and 1994, respectively. Part of the increase was the result of over $900,000 in videocassette sales to a major grocery store chain during 1995.


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


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased from $1.4 million, or 16% of revenues for 1994 to $1.1 million, or 9% of revenues for 1995. The decrease in selling, general and administrative expenses was primarily due to the decrease in advertising expense and professional fees for 1995 as compared to 1994. The decrease in advertising expense was due to increased usage of cooperative advertising. The decrease in professional fees was due to less acquisition and development activity.


Other Income/Expense

Interest expense increased $97,000, or 32%, from 1994 to 1995. This was due primarily to higher outstanding debt balances during 1995 as compared to 1994. The gain on sale of assets in 1995 resulted from the sale of the assets of the Silver Springs, Maryland location and the sale of other fixed assets.


Benefit for Income Taxes

Benefit for income taxes decreased from $336,000 in 1994 to zero in 1995. The decrease was the result of no income taxes being recorded during 1995 since the company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity is not sufficient to meet its business needs.

While under the protection of the federal bankruptcy laws, the Company is endeavoring to improve its liquidity and increase its capital resources which may include a possible private placement of its securities or an acquisition of the Company. The Company may also, in the future, seek to borrow funds under arrangements acceptable to the Bankruptcy Court.

At December 31, 1996, the Company had a working capital deficit of $191,000. Videocassette rental inventory is treated as a non- current asset under generally accepted accounting principles because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to reflect low working capital or a working capital deficit.

The overall net decrease in cash was $212,000 for the year ended December 31, 1996, as a result of net cash provided by operating and financing activities and net cash used in investing activities.

Net cash provided by operating activities was $1,176,000 for the year ended December 31, 1996. Net cash used in investing activities was $1,737,000 for the year ended December 31, 1996. This included purchases of videocassette rental inventory of $1,521,000 and purchases of property and equipment of $217,000.

Net cash provided in financing activities was $349,000 for the year ended December 31, 1996, which represented principal payments on debt, net of additional borrowings.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At December 31, 1996, the Company owed $684,000 under this arrangement, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At December 31, 1996, the Company owed the supplier $1,168,000, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

Under the terms of the loan agreements with the above two suppliers, the Company is required to obtain virtually all of its videocassettes from them.

At December 31, 1995, the Company had a $600,000 line of credit with a bank with an outstanding balance of $600,000. The line of credit matured in the first quarter of 1996. On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $600,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Subsequent to March 31, 1996, the stockholders loaned an additional $245,985 to the Company. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. The agreement is collateralized by virtually all assets of the Company. In August 1996, the stockholders loaned the Company an additional $300,000 under the same terms as the prior loans.

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

The Company acquired five stores located on the east coast in June 1994 in contemplation of another potential 1994 business acquisition involving additional video retail stores on the east coast. This potential business transaction was not consummated and since their acquisition, these stores have incurred significant operating losses. As a result, management decided in 1994 that they did not want to operate these east coast stores and adopted a plan to dispose of them (including their lease arrangements). Four of these stores have been closed. The fifth store was sold to an unrelated third party during 1995.


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

ITEM 8--FINANCIAL STATEMENTS
AND SUPPLEMENTARY DATA

ROADRUNNER VIDEO GROUP, INC.

Report of Independent Accountants   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 23

Consolidated Financial Statements

   Balance Sheets as of December 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 24

   Statements of Operations for the Years Ended
      December 31, 1996, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 26

   Statements of Stockholders' Equity for the Years
      Ended December 31, 1996, 1995 and 1994  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 27

   Statements of Cash Flows for the Years
      Ended December 31, 1996, 1995 and 1994    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

   Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Stockholders
Roadrunner Video Group, Inc.


We have audited the accompanying consolidated balance sheets of Roadrunner Video Group, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Roadrunner Video Group, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note C, on November 12, 1996, the Company filed a voluntary petition for reorganization under Chapter 11 of the Federal Bankruptcy Code and was authorized to continue managing and operating the business as a debtor in possession subject to the control and supervision of the Bankruptcy Court. Those conditions raise substantial doubt about the Company's ability to continue as a going concern and an uncertainty as to the recoverability and classification of recorded asset amounts, and the amounts and classification of liabilities. The financial statements do not include any adjustments related to the recoverability and classification of asset carrying amounts or to the amount and classification of liabilities should the Company be unable to continue as a going concern.





Louisville, Kentucky
March 27, 1997

Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                   December 31
                                                                          -----------------------------
                                                                              1996             1995
                                                                          ------------     ------------
ASSETS

CURRENT ASSETS
  Cash                                                                     $  212,024      $   424,206
  Accounts receivable
    Related parties                                                            60,936           64,580
    Unrelated parties                                                          12,345           62,090
  Current portion note receivable                                              42,778           52,153
  Merchandise inventory                                                        36,237          124,276
  Prepaid handling fees to related party                                        8,242          144,004
  Prepaid rent                                                                 29,801           27,855
                                                                           ----------      -----------





                                              TOTAL CURRENT ASSETS            402,363          899,164

NET VIDEOCASSETTE RENTAL INVENTORY                                          3,839,147        4,357,758

NET PROPERTY AND EQUIPMENT                                                  1,557,619        1,721,346

OTHER ASSETS
  Net intangible assets                                                        41,672          255,613
  Note receivable, less current portion                                       143,194          185,972
  Deposits                                                                     95,265          105,432
                                                                           ----------      -----------

                                                        TOTAL ASSETS       $6,079,260      $ 7,525,285
                                                                           ==========      ===========





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                     December 31
                                                                           -----------------------------
                                                                                1996             1995
                                                                            ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable
      Related parties                                                      $    22,902       $  268,431
      Unrelated parties                                                         33,891          824,464
   Rent payable under agreed orders                                            376,031
   Accrued expenses and other                                                  160,392          317,029
   Liability for closed stores                                                                  454,000
   Current portion of long-term debt
      Related parties                                                                            92,500
      Unrelated parties                                                                         835,592
                                                                           -----------       ----------

                                           TOTAL CURRENT LIABILITIES           593,216        2,792,016

LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION
   Related parties                                                           2,957,631
   Unrelated parties                                                         2,760,060

LONG-TERM DEBT, less current portion
   Related parties                                                                            1,596,227
   Unrelated parties                                                                          1,090,649
                                                                           -----------       ----------

                                                    TOTAL LIABILITIES        6,310,907        5,478,892

COMMITMENTS AND CONTINGENCIES (Notes B, C, J and K)

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred Stock, 12% cumulative voting, $10 par value,
      redeemable at par value at Company's option,
      convertible into Common Stock at holders' option,
      100,000 shares authorized:
        Series A, convertible into 20 shares of Common
           Stock, 1,000 shares issued and outstanding                           10,000           10,000
        Series B, convertible into 10 shares of Common
           Stock, 75,000 shares issued and outstanding                         750,000          750,000

   Common Stock, one cent par value, 25 million shares
      authorized, 11.713 and 11.696 million shares,
      respectively, issued and outstanding                                     117,130          116,960
   Paid-in-capital                                                           4,287,466        4,273,636
   Accumulated deficit                                                      (5,396,243)      (3,104,203)
                                                                           -----------       ----------

                                  TOTAL STOCKHOLDERS' EQUITY (DEFICIT)        (231,647)       2,046,393
                                                                           -----------       ----------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $ 6,079,260       $7,525,285
                                                                           ===========       ==========


See Notes to Consolidated Financial Statements

Consolidated Statements of Operations

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                     Year Ended December 31
                                                         ----------------------------------------------
                                                             1996             1995             1994
                                                         ------------     ------------     ------------
REVENUES
   Rental revenues                                       $ 7,940,376       $ 9,553,615      $ 8,306,546
   Product sales                                           1,770,432         1,781,258          398,915
   Other                                                      14,028             1,497           23,603
                                                         -----------       -----------      -----------

        TOTAL REVENUES                                     9,724,836        11,336,370        8,729,064

OPERATING COSTS AND EXPENSES
   Amortization of videocassette
      rental inventory                                     2,039,000         2,027,000        1,857,000
   Cost of revenue sharing
      with related party                                     672,829         1,108,016          763,849
   Cost of product sales                                   1,576,922         1,617,315          277,968
   Operating expenses (net of sublease
      income from related party of
      approximately $9,000, $39,000,
       and $40,000, respectively)                          6,097,208         6,358,723        5,287,544
   Selling, general and
      administrative expenses
      (including related party
      commissions of $90,000
      in 1996 and $48,000 in 1995)                         1,034,944         1,099,002        1,406,927
   Impairment of long-lived assets                           154,756
   Disposal of stores                                                         (216,577)       1,700,000
                                                         -----------       -----------      -----------

        TOTAL OPERATING COSTS AND EXPENSES                11,575,659        11,993,479       11,293,288
                                                         -----------       -----------      -----------

                             OPERATING LOSS               (1,850,823)         (657,109)      (2,564,224)

OTHER INCOME (EXPENSE)
   Interest expense, net (including
      related party expense of
      approximately $183,000,
      $100,000, and $47,000, respectively)                  (388,728)         (394,426)        (297,085)
   Gain (loss) on disposal of
      property and equipment                                 (32,801)          233,753
   Other, net                                                 18,000                             (3,218)
                                                          -----------       -----------      ----------
LOSS BEFORE REORGANIZATION ITEMS AND INCOME TAXES         (2,254,352)         (817,782)      (2,864,527)
   Reorganization expenses                                   (37,688)
                                                         ------------        ----------      ----------
   Loss before income taxes                               (2,292,040)         (817,782)      (2,864,527)

BENEFIT OF INCOME TAXES                                                                        (336,000)
                                                         -----------       -----------      -----------

                                           NET LOSS      $(2,292,040)      $  (817,782)     $(2,528,527)
                                                         ===========       ===========      ===========

                              LOSS PER COMMON SHARE            $(.20)            $(.09)           $(.31)
                                                               =====             =====            =====

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders' Equity (Deficit)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

For the Years Ended December 31, 1996, 1995, and 1994



                                                                       Preferred Stock
                                                 --------------------------------------------------------------
                                                           Series A                          Series B
                                                 ----------------------------      ----------------------------
                                                   Shares           Amount            Shares           Amount
                                                 ----------       ----------        ----------       ----------
BALANCES, JANUARY 1, 1994

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

Issuance of Common Stock
           December 1995

Dividends on Series B
           Preferred Stock -
           $.55 per share

1995 net loss
                                                 -------            ---------      --------          ----------

               BALANCES, DECEMBER 31, 1995         1,000              10,000         75,000             750,000

Conversion of debt to
           Common Stock

1996 net loss
                                                 -------            ---------      --------          ----------

               BALANCES, DECEMBER 31, 1996         1,000              $10,000        75,000            $750,000
                                                 =======             ========      ========          ==========




                                                                                    Common Stock
                                                                                  One Cent Par Value
                                                                                Shares           Amount
                                                                              ----------       ----------
BALANCES, JANUARY 1, 1994

Issuance of Common Stock

1994 net loss

               BALANCES, DECEMBER 31, 1994

Issuance of Common Stock
           January 1995
           July 1995

Merger with Business Data
           Group, Inc. on July 17,
           1995                                                               11,412,000         $114,120

Conversion of Selvac debt to
           Preferred Stock

Issuance of Common Stock
           December 1995                                                         283,991            2,840

Dividends on Series B
           Preferred Stock -
           $.55 per share

1995 net loss
                                                                            ------------       ----------

               BALANCES, DECEMBER 31, 1995                                    11,695,991          116,960

Conversion of debt to
           Common Stock                                                           17,009              170

1996 net loss
                                                                            ------------       ----------

               BALANCES, DECEMBER 31, 1996                                    11,713,000         $117,130
                                                                              ==========         ========




                                                           Common Stock

                                                        No Par Value
                                                 ---------------------------
                                                                                           Treasury Stock             Paid-in
                                                                                     --------------------------
                                                   Shares           Amount            Shares           Amount         Capital
                                                 ----------       ----------          --------       ----------    -------------
BALANCES, JANUARY 1, 1994                          1,300.0         $1,419,609           200          $(345,000)

Issuance of Common Stock                             105.0          1,000,000

1994 net loss
                                                 ----------       ----------          --------       ----------    -------------

               BALANCES, DECEMBER 31, 1994         1,405.0          2,419,609           200           (345,000)

Issuance of Common Stock
           January 1995                               10.6            100,000
           July 1995                                 105.0          1,000,000

Merger with Business Data
           Group, Inc. on July 17,
           1995                                   (1,520.6)        (3,519,609)         (200)           345,000        $3,850,489

Conversion of Selvac debt to
           Preferred Stock

Issuance of Common Stock
           December 1995                                                                                                 423,147

Dividends on Series B
           Preferred Stock -
           $.55 per share

1995 net loss
                                                 ----------        ----------          --------       ----------    ------------

               BALANCES, DECEMBER 31, 1995             0.0                 -0-           -0-                -0-        4,273,636

Conversion of debt to
           Common Stock                                                                                                   13,830

1996 net loss
                                                 ----------        ----------          --------       ----------    ------------

               BALANCES, DECEMBER 31, 1996             0.0         $      -0-            -0-          $     -0-     $  4,287,466
                                                 ==========        ==========          ========       ==========    ============





                                                                                          Total
                                                                                       Stockholders'
                                                                     Accumulated         Equity
                                                                     Deficit            (Deficit)
                                                                 ---------------    ----------------
BALANCES, JANUARY 1, 1994                                           $   283,531       $ 1,358,140

Issuance of Common Stock                                                                1,000,000

1994 net loss                                                        (2,528,527)       (2,528,527)
                                                                    -----------       -----------

               BALANCES, DECEMBER 31, 1994                           (2,244,996)         (170,387)

Issuance of Common Stock
           January 1995                                                                   100,000
           July 1995                                                                    1,000,000

Merger with Business Data
           Group, Inc. on July 17,
           1995                                                                           800,000

Conversion of Selvac debt to
           Preferred Stock                                                                750,000

Issuance of Common Stock
           December 1995                                                                  425,987

Dividends on Series B
           Preferred Stock -
           $.55 per share                                               (41,425)          (41,425)

1995 net loss                                                          (817,782)         (817,782)
                                                                    -----------      -----------

               BALANCES, DECEMBER 31, 1995                           (3,104,203)        2,046,393

Conversion of debt to
           Common Stock                                                                    14,000

1996 net loss                                                        (2,292,040)       (2,292,040)
                                                                    -----------       -----------

               BALANCES, DECEMBER 31, 1996                          $(5,396,243)     $   (231,647)
                                                                    ===========      ============

Consolidated Statements of Cash Flows

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                         Year Ended December 31
                                                            ----------------------------------------------
                                                                1996             1995             1994
                                                            ------------     ------------     ------------
OPERATING ACTIVITIES
  Net Loss                                                 $(2,292,040)     $  (817,782)     $(2,528,527)
  Adjustments
    Disposal of stores                                                         (216,577)       1,700,000
    Depreciation and amortization                            2,446,119        2,400,014        2,229,650
    Deferred income taxes                                                                       (336,000)
    Loss (gain) on disposal of assets                           32,801         (233,753)           3,284
    Impairment of long-lived assets                            154,756
    Changes in operating assets and liabilities
      Accounts receivable                                      105,542          (71,680)          53,400
      Merchandise inventory                                     88,039           11,653          (40,140)
      Prepaid expenses                                         133,816           50,390         (148,826)
      Other assets                                              10,167          (56,278)         (24,883)
      Accounts payable                                         371,312          578,000          708,741
      Rent payable under agreed orders                         376,031
      Rent payments related to closed stores                  (272,103)
      Accrued expenses and other                                21,466         (235,006)         144,774
                                                           -----------      -----------      -----------

      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                 1,175,906        1,408,981        1,761,473

INVESTING ACTIVITIES
    Purchases of videocassette rental inventory             (1,520,710)      (1,970,532)      (1,874,507)
    Purchases of property and equipment                       (216,687)        (272,733)        (248,449)
    Investment in businesses acquired,
      net of $110,000 of cash and
      inventories acquired in 1994                                              (45,000)        (578,089)
    Proceeds from disposal of
      property and equipment                                                     76,593
                                                           -----------      -----------      -----------

      NET CASH USED IN INVESTING ACTIVITIES                 (1,737,397)      (2,211,672)      (2,701,045)

FINANCING ACTIVITIES
    Proceeds from borrowings                                 1,538,017        1,327,632          753,252
    Principal payments on debt                              (1,188,708)      (1,193,863)        (836,158)
    Issuance of Common Stock                                                  1,000,000        1,000,000
    Net repayments from affiliate                                                                 14,584
                                                           -----------      -----------      -----------

      NET CASH PROVIDED BY
        FINANCING ACTIVITIES                                   349,309        1,133,769          931,678
                                                           -----------      -----------      -----------

                    Net Increase (Decrease) in Cash           (212,182)         331,078           (7,894)

CASH BEGINNING OF YEAR                                         424,206           93,128          101,022
                                                           -----------      -----------      -----------

                                  CASH END OF YEAR         $   212,024      $   424,206      $    93,128
                                                           ===========      ===========      ===========


See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE A--ORGANIZATION AND BASIS OF PRESENTATION

Description of Business--Roadrunner Video Group, Inc (the "Company") is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of December 31, 1996, the Company owned and operated (under the name Roadrunner Video and Discount Video) 38 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.

Transaction with Business Data Group, Inc.--During May and June 1995, Business Data Group, Inc. ("Business Data") (a publicly traded company with no significant operations) loaned Roadrunner Video Enterprises, Inc.
("Roadrunner") $800,000 at an interest rate of 12%. Roadrunner used the loan proceeds to pay down debt and for various operating purposes.

On July 17, 1995, Business Data and Roadrunner entered into a transaction whereby Business Data acquired all of the outstanding shares of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the combined entity.

This transaction was accounted for as a "reverse acquisition" whereby Roadrunner is deemed to have acquired Business Data for financial reporting purposes. However, Business Data remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the accompanying historical financial statements presented for 1996, 1995, and 1994 are the consolidated financial statements of Roadrunner. The operations of Business Data have been included in the accompanying financial statements from the date of acquisition.

Following the transaction, the combined entity changed its name to Roadrunner Video Group, Inc. and replaced its principal officers and directors with those of Roadrunner. The $800,000 loan (mentioned above) was canceled.

Consolidated Companies--The consolidated financial statements also include the accounts of H&H Video Enterprises, Inc., a video store company acquired in 1994 (Note K). All significant intercompany accounts have been eliminated.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Merchandise Inventory--Merchandise inventory consists primarily of videocassettes and games for resale, popcorn, candy and related items that are stated at the lower of cost (determined on a first-in, first-out basis) or market value.





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Videocassette Rental Inventory--Videocassette rental inventory, which also includes video games, is recorded at cost and amortized over its estimated economic life. Videocassettes which are considered base stock are amortized over thirty- six months on a straight-line basis with a residual value of $4 per videocassette. New release videocassettes are amortized as follows: the first ten videocassettes per store are amortized as base stock and any succeeding copies are amortized over twelve months on an accelerated basis. The Company does not capitalize any direct or indirect processing costs to prepare videocassettes for rental.

Videocassette rental inventory and related accumulated amortization at December 31, 1996 and 1995 consisted of the following:

                                               1996             1995
                                            -----------      -----------

    Videocassette rental inventory          $ 9,879,660      $11,908,659
    Less accumulated amortization            (6,040,513)      (7,550,901)
                                            -----------      -----------

        NET VIDEOCASSETTE RENTAL INVENTORY  $ 3,839,147      $ 4,357,758
                                            ===========      ===========

Amortization expense related to videocassette rental inventory was $2,039,000, $2,027,000 and $1,857,000 in 1996, 1995, and 1994, respectively. As videocassette rental inventory is sold or retired, the applicable cost and accumulated amortization are eliminated from the accounts and expensed.

Property and Equipment--Property and equipment are stated at cost.
Depreciation of property and equipment is provided using the straight-line and accelerated methods at rates based on the estimated useful lives of the respective assets. Property and equipment and related accumulated depreciation at December 31, 1996 and 1995 consisted of the following:

                                                           Lives              1996            1995
                                                       -------------      -----------     ------------
  Land                                                                     $  155,375       $  155,375
  Buildings                                             31-39 years           122,527          122,527
  Equipment and store fixtures                            5-7 years         1,908,593        1,818,813
  Leasehold improvements                                 7-10 years           396,681          357,616
  Vehicles                                                3-5 years           291,720          270,915
                                                                           ----------       ----------

                                                                            2,874,896        2,725,246
  Less accumulated depreciation                                            (1,317,277)      (1,003,900)
                                                                          -----------      -----------

                                   NET PROPERTY AND EQUIPMENT             $ 1,557,619      $ 1,721,346
                                                                          ===========      ===========

Depreciation expense related to property and equipment was approximately $347,000, $335,000 and $260,000 in 1996, 1995 and 1994, respectively.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Intangible Assets--Intangible assets, principally the excess of purchase price over the fair value of identifiable net assets of acquired businesses (goodwill), are stated at cost less accumulated amortization. These assets are amortized using the straight-line method over their estimated useful lives. Amortization expense charged to operations for 1996, 1995 and 1994 amounted to $59,000, $38,000 and $8,000, respectively.

Intangible assets and related accumulated amortization at December 31, 1996 and 1995 consisted of the following:

                                                                                  1996             1995
                                                                                --------         --------
     Goodwill                                                                   $141,169         $295,925
     Less accumulated amortization                                               (99,497)         (40,312)
                                                                                --------         --------


                                                  NET INTANGIBLE ASSETS         $ 41,672         $255,613
                                                                                ========         ========

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

During 1996, it was determined that approximately $155,000 of unamortized goodwill arising in connection with the acquisition of Midwest Video Wholesalers Limited Partnership Assets (Note K) should be expensed. This was because the carrying value of the goodwill was in excess of management's estimate of the future undiscounted cash flows of this operation.

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

Loss Per Common Share--Loss per common share was based upon the weighted average common shares outstanding of 11,701,909 in 1996, 9,868,312 in 1995 and 8,201,229 in 1994, as adjusted for the reverse acquisition (see Notes A and G).


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Statement of Cash Flows--Cash includes demand deposits with banks and all highly liquid investments with original maturities of three months or less. Cash paid for interest was $253,000, $397,000 and $243,000 for 1996, 1995 and
1994, respectively.

Supplemental disclosures of non-cash activities for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                               1996             1995             1994
                                                           -----------       ----------       ----------
    Videocassette rental inventory
       acquired with debt                                                    $1,083,000       $  900,000
    Business acquisitions financed with debt                                    210,000        1,522,000
    Loan canceled in conjunction with
       Business Data merger                                                     800,000
    Note payable converted to Preferred
       Stock                                                                    750,000
    Related party notes payable and related
       accrued interest converted to
       Common Stock                                                             426,000
    Note receivable received related to
       sale of store                                                            250,000
    Note payable converted to Common Stock                     14,000           100,000


Revenue Sharing Agreement--The Company may obtain new release and various other titles from a supplier who is also a stockholder pursuant to a revenue sharing agreement. Under this agreement, the supplier provides to the Company videocassettes released by certain movie studios. The Company pays an up-front handling fee of approximately $8.00 for each videocassette. This handling fee is amortized on a straight-line basis over the estimated average revenue sharing period (approximately twelve months). During the revenue sharing period, which does not exceed two years, the studio retains ownership of the videocassettes and the Company shares the rental revenue with the studio rather than initially purchasing the videocassette for a fixed cost. The Company is required to spend a minimum quarterly amount of rental revenues with the supplier. The Company has an option to purchase the videocassette (based on fair value) at specified intervals and at the end of the revenue sharing period. The Company expenses revenue sharing costs as incurred (Note H). The Company did not utilize this arrangement during 1996 to the extent required, for various business reasons, and may be regarded to be in breach of this agreement by the stockholder/supplier.





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES--Continued

Income Taxes--Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities using tax rates in effect for the year in which the differences are expected to reverse. In accordance with this statement, the Company recognized deferred tax assets reflecting the benefit expected to be realized from the utilization of net operating loss carryforwards, and deferred tax liabilities for tax depreciation in excess of book depreciation.
A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized.


NOTE C--REORGANIZATION

On November 12, 1996, the Company filed in the United States Bankruptcy Court for the Western District of Kentucky (the "Court") a voluntary petition under Chapter 11 of the U. S. Bankruptcy Code, Case No 96-35212 (the "Chapter 11 Filing") and was authorized to continue managing and operating the business as a debtor in possession subject to control and supervision of the court.

The Company is in the process of developing a plan of reorganization to be submitted to the Court and creditors for their approval. The Company is unable to predict when the development of its plan of reorganization will be completed and submitted. The Company is not aware of any creditors who intend to file their own plan of reorganization for the Company or who intend to file a motion to dismiss or take any other action materially adverse to the Company's ability to continue to reorganize its business affairs under its Chapter 11 Filing, however, certain conditions exist which indicate that this could occur.

For leases not rejected in connection with its Chapter 11 filing, the Company has agreed to pay the total amount of back rental payments outstanding as of the Chapter 11 filing date, plus court costs and certain other expenses, on a monthly basis. For these leases, the Company has also agreed to make the normal monthly payments on a timely basis. The Company has not paid all of the normal monthly payments by the required due dates. As such, the applicable landlords may be able to have the lease terminated and require the Company to vacate the store or stores in question. Such actions could have a significant adverse affect on the ability of the Company to continue as a going concern.

As of November 12, 1996, actions to collect pre-petition indebtedness have been automatically stayed, subject to the jurisdiction of the Court, and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has rejected certain lease obligations and may reject any pre-petition executory contracts. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to being paid or compromised under a plan of reorganization to be voted on by all applicable classes or creditors and equity security holders approved by the Court.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE C--REORGANIZATION--Continued

The accompanying consolidated financial statements have been prepared on a going concern basis, which assumes the continuity of operations, and realization of assets and liquidation of liabilities in the ordinary course of business. However, as a result of the Chapter 11 Filing and circumstances relating to these events, such realization of assets and liquidation of liabilities is subject to significant uncertainty.

Because of the its Chapter 11 Filing, the Company may sell, or otherwise dispose of assets and liquidate or settle liabilities for amounts which are more or less than those reflected in the consolidated financial statements, with court approval. The amounts reported in the consolidated financial statements do not give effect to any adjustments to the carrying value of assets or liabilities that may result as a consequence of the actions taken pursuant to a plan of reorganization. If the company is unable to obtain confirmation of a plan of reorganization, its creditors, equity security holders or the United States Trustee may seek a liquidation of the Company by conversion to a Chapter 7 bankruptcy proceeding. In that event, it is likely that additional liabilities and claims would be asserted which are not presently reflected in the consolidated financial statements. In the event of a liquidation, the amounts reflected in the consolidated financial statements would be subject to adverse adjustment which, while not presently determinable, could be material.

Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, pre-petition liabilities, which may be impaired, have been classified as Liabilities Subject To Settlement Under Reorganization on the accompanying consolidated balance sheet and include the following estimated amounts as of December 31, 1996.

                                                          Related          Unrelated
                                                          Parties           Parties            Total
                                                       -------------     -------------     ------------
   Debt Instruments
      Line of credit and note payable to
        a stockholder/supplier                            $1,168,406                         $1,168,406
      Notes payable to stockholders                        1,145,985                          1,145,985
      Notes payable to supplier                                             $  684,200          684,200
      Mortgage note payable                                                    256,280          256,280
      Notes payable to two banks,
        net of discount of $36,332                                             202,426          202,426
      Notes payable to various financial
        institutions related to vehicles                                       144,108          144,108
      Notes payable related to acquisitions
        Seller of five southern Indiana stores,
           net of discount of $24,724                                          145,739          145,739
        Sellers of Midwest Video Wholesalers                                    71,959           71,959
        Sellers of H&H Video Enterprises                                        85,182           85,182
      Various other                                                             45,992           45,992
                                                         -----------        ----------      -----------

                                                           2,314,391         1,635,886        3,950,277

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE C--REORGANIZATION--Continued

                                                            Related          Unrelated
                                                            Parties           Parties            Total
                                                         -------------     -------------     ------------
     Accounts payable
        Stockholder/supplier                                    507,669                           507,669
        Various other                                                            575,355          575,355
                                                            -----------        ----------      ----------

                                                                507,669          575,355        1,083,024

     Accrued liabilities
        Liability for closed stores                                              506,287          506,287
        Interest                                                135,571           38,032          173,603
        Various other                                                              4,500            4,500
                                                            -----------        ---------       ----------

                                                                135,571          548,819          684,390
                                                            -----------        ----------      ----------

                                                Total        $2,957,631       $2,760,060       $5,717,691
                                                            ===========       ==========       ==========

Pursuant to SOP 90-7, the Company had discontinued, effective as of the petition date, the accrual of interest on pre- petition debt that is unsecured or estimated to be unsecured.


NOTE D--NOTE RECEIVABLE

In December 1995, the Company sold its Silver Springs, Maryland store to an unrelated party. The total stated purchase price was $350,000; however, $100,000 of that amount is contingent upon the new owner achieving a level of sales which is significantly higher than the historical amounts. As such, this contingent portion has not been recorded by the Company.

In conjunction with the above sale, the Company received $50,000 at closing, less rent due of approximately $12,000. The balance is payable beginning July 1, 1996 in monthly installments of $2,338 through December 31, 1996 and in monthly installments of $4,676 thereafter, including interest at 8%. The assets of the Silver Springs store serve as collateral for the note receivable.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE E--LONG-TERM DEBT

Long-term debt as of December 31, 1996 is presented under the caption Liabilities Subject To Settlement Under Reorganization on the accompanying balance sheet (see Note C).

Long-term debt consisted of the following at December 31, 1995:

  Debt agreements with a stockholder/supplier, interest payable monthly at the prime rate plus 1%, collateralized by virtually all assets of the Company and guaranteed by certain stockholders:

       Line of credit (weighted average interest rate was 9.9% for
          1995), due in June 1999                                                           $  599,551
       Note payable (See Note 1)                                                               489,176
                                                                                            ----------

                                                                                             1,088,727

  Notes payable to a supplier, due in 33 monthly installments of
     $30,000, beginning January 1996, including interest at 12%
     with a final payment of all outstanding principal and
     interest in October 1998, collateralized by virtually all
     assets of the Company and guaranteed by the majority
     stockholder                                                                               859,420

  Line of credit with a bank, with an interest rate ranging from prime plus 1%-1.5%, (weighted average interest rate was 10.2% for 1995, collateralized by virtually all assets of the Company and guaranteed
     by certain stockholders) (See Note 2)                                                     600,000

  Notes payable to two banks, due in aggregate monthly installments of
     $5,360, net of unamortized discount of $43,936 effective interest rate of 8.3%, with interest payable monthly at approximately 1%,
     maturing March 1997, guaranteed by the majority stockholder                               231,232

  Notes payable to various financial institutions, due in varying monthly installments, including interest from 7.9% to 13.75%, varying
     maturities through 1998 and collateralized by vehicles                                    178,498

  Note payable to seller of five southern Indiana stores, net of unamortized discount of $31,352, due in aggregate monthly
     installments of $5,069, including effective interest at 7%,
     maturing in November 1999 (Note K)                                                        174,596

  Notes payable to sellers of Midwest Video Wholesalers, due in quarterly installments of $30,000, including interest
     at 9% (Note K)                                                                            153,362

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE E--LONG-TERM DEBT--Continued

    Notes payable to sellers of H&H Video Enterprises, Inc. (H&H), due December 1996, bearing interest at 7.25%, payable
       quarterly, collateralized by H&H stock (Note K)                                           126,300

    Various other                                                                                202,833
                                                                                              ----------

                                                                                              $3,614,968
                                                                                              ==========

    Current portion:
       Related parties                                                                        $   92,500
       Unrelated parties                                                                         835,592
                                                                                              ----------

                                                                                                 928,092
                                                                                              ----------
    Long-term portion:
       Related parties                                                                         1,596,227
       Unrelated parties                                                                       1,090,649
                                                                                              ----------

                                                                                               2,686,876
                                                                                              ----------

                                                                                              $3,614,968
                                                                                              ==========

The above long-term debt is collateralized by substantially all assets of the Company.

Contained in the above debt agreements are certain other restrictive covenants including, among others, restrictions on acquisitions, prohibition on payment of dividends without approval of the lender, and restrictions on disposition of assets. The Company is in violation of certain of these covenants as of December 31, 1996. In addition, the Chapter 11 Filing (Note C) was an event of default on substantially all of the Company's debt agreements.

Note 1--During 1996, a new note agreement was executed which provided for monthly payments of $14,542, including interest at 9.5%, with the entire balance of principal and interest due in March 2000.

Note 2--On March 26, 1996, the bank loaned $900,000 to two stockholders of the Company. The stockholders, in turn, loaned $900,000 to the Company under a line of credit agreement. The Company repaid $600,000 to the bank. Under the terms of the agreement with the stockholders, interest is payable monthly at the prime rate. The principal is payable no earlier than 1998. As such, the $600,000 was classified as non-current at December 31, 1995 since it was refinanced on a long-term basis. The agreement is collateralized by virtually all assets of the Company.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE F--INCOME TAXES

Income tax benefit for the years ended December 31, 1996, 1995 and 1994 consisted of the following:

                                                               1996            1995             1994
                                                            ---------       ----------       ----------
   Current                                                  $    -0-        $     -0-      $       -0-
   Deferred                                                      -0-              -0-         (336,000)
                                                           ---------        ---------       ----------

                                              Total         $    -0-        $     -0-       $ (336,000)
                                                            ========        =========       ==========

The benefit for income taxes differs from that computed at the federal statutory corporate tax rate for the years ended December 31, 1996, 1995 and 1994 as follows:

                                                               1996            1995             1994
                                                            ---------       ----------       ----------
   Benefit at statutory 34% rate                            $(779,000)       $(278,000)       $(974,000)
   State taxes, net of federal benefit                       (138,000)         (49,000)        (172,000)
   Addition to valuation allowance                            917,000          327,000          810,000
                                                            ---------        ---------        ---------

                                  Income tax benefit       $       -0-       $      -0-       $(336,000)
                                                           ==========        ==========       =========

As of December 31, 1996, the Company has net operating loss carryforwards of approximately $7.2 million for federal income tax purposes, which expire during the years 2004 through 2011. Utilization of the Company's net operating loss carryforwards may be limited in future years due to ownership changes in the Company.

Significant components of the Company's net deferred tax liability at December 31, 1996 and 1995 consisted of the following:

                                                                              1996             1995
                                                                          ------------     ------------
   Deferred tax assets:

      Non deductible financial accruals                                  $     364,000    $     501,000
      Net operating loss carryforwards                                       2,899,000        1,457,000
      Valuation allowance                                                   (2,047,000)      (1,137,000)
                                                                         -------------    -------------


                                           Total deferred tax assets         1,216,000          821,000
                                                                         -------------    -------------

   Deferred tax liabilities:

      Excess tax depreciation over book                                      1,216,000          821,000
                                                                         -------------    -------------


                                      Total deferred tax liabilities         1,216,000          821,000
                                                                         -------------    -------------


                                        Net deferred tax liabilities     $         -0-    $         -0-
                                                                         =============    =============

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE F--INCOME TAXES--Continued

The Company has provided a valuation allowance against deferred tax assets recorded as of December 31, 1996 and 1995 of $2,047,000 and $1,137,000,
respectively, due to uncertainties in realization using the "more likely than not" valuation method.


NOTE G--STOCKHOLDERS' EQUITY

On July 17, 1995, Business Data acquired all of the outstanding shares (1,520.6 common shares) of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data representing approximately 81% of the outstanding shares of the Company (Note A). Pursuant to the merger, each share of Roadrunner Common Stock was converted into 6,050.24 shares of Business Data Common Stock. Concurrent with this acquisition, the Company issued 75,000 shares of Series B 12% cumulative Preferred Stock to Selvac, which is convertible into 750,000 common shares (subject to certain anti-dilution adjustments).

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





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE G--STOCKHOLDERS' EQUITY--Continued

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

At December 31, 1996, the Company had unpaid dividends of approximately $92,000 on its Cumulative Preferred Stock.


NOTE H--RELATED PARTY TRANSACTIONS

As of December 31, 1996, the Company had borrowings from stockholders of $1,145,985, which are included within Liabilities Subject To Settlement Under Reorganization on the accompanying balance sheet. At the end of December 1995, the Company had borrowings from stockholders of $392,821, which along with the related accrued interest, were converted to Common Stock effective December 31, 1995. For the years ended December 31, 1996, 1995 and 1994, the Company recorded interest expense on borrowings from stockholders of $86,000, $40,000 and $6,500, respectively.

In July 1995, Roadrunner issued, sold and delivered 105 shares (635,272.5 shares as restated -See Note G) of Common Stock to an existing stockholder for a cash purchase price of $1 million. In August 1995, the Company loaned approximately $1 million to this stockholder. The stockholder subsequently sold the 105 shares to other parties and repaid the loan with 10.5% interest prior to December 31, 1995. Interest earned on this loan was $17,213 in 1995.

A supplier, who is also a stockholder of the Company, provided videocassettes to the Company under a revenue sharing agreement (Note B). As a result of these transactions, approximately $531,000 and $268,000 is included in accounts payable as of December 31, 1996 and 1995, respectively, and the Company incurred revenue-sharing expense to this supplier in 1996, 1995 and 1994 of approximately $673,000, $1,108,000, and $764,000, respectively.

During 1994, the Company entered into a line of credit agreement with the above supplier (Note E). The Company had borrowings outstanding of $1,168,407 and $1,088,727 under this agreement as of December 31, 1996 and 1995, respectively. The Company incurred interest expense of approximately $97,000, $59,000, and $41,000 for the years ending December 31, 1996, 1995 and 1994, respectively, and accrued interest was approximately $121,000 and $29,000 as of December 31, 1996 and 1995, respectively.


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE H--RELATED PARTY TRANSACTIONS--Continued

During 1995, the Company began selling previously viewed videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the above supplier to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by the majority stockholder of the Company. Sales commissions under this arrangement were $37,000 in 1996 and $48,000 in 1995.

During 1996, the Company incurred commissions of $53,000 with a real estate agent who is a stockholder. At December 31, 1996, the Company had commissions payable to this person of $50,000.

The Company has purchased materials from a company which is partially owned by a stockholder of the Company. For the years ended December 31, 1996, 1995, and 1994, the Company made purchases totaling $1,000, $4,000 and $12,000, respectively.

The Company buys and sells merchandise at cost from/to Coyote Enterprises, Inc. (Coyote), which is partially owned by a stockholder of the Company. As of December 31, 1994, the Company had advanced merchandise (net of repayments) to Coyote with a cost of $2,399, respectively.

The Company had an agreement with H&H Video Enterprises, Inc. (H&H), an enterprise owned partially by an employee of the Company, whereby H&H paid a fee to operate five stores in metropolitan Louisville using the Company's name. The agreement terminated in 1994 when the Company acquired the assets of H&H (Note K).

The Company occasionally makes purchases for Squeeze Play Cards, Comics and Collectibles, Inc. (Squeeze Play), a retail concern that sells sports cards and related materials and is owned by a stockholder of the Company. In addition, Squeeze Play subleased retail space from the Company for $9,000, $39,000, and $40,000 for the years ending December 31, 1996, 1995 and 1994, respectively.
As of December 31, 1996 and 1995, Squeeze Play owed $53,000 and $65,000, respectively, for rent and purchases.


NOTE I--PROFIT SHARING PLAN

The Company has a profit sharing plan covering substantially all employees who meet certain service and other eligibility requirements. Contributions to the plan are made by the Company at the discretion of the Board of Directors and are allocated to plan participants on a proportionate compensation basis. Participants become 100% vested in their account balances upon completion of five years of service. The Company did not contribute to the plan for the years ended December 31, 1996, 1995 and 1994.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE J--COMMITMENTS AND CONTINGENCIES

Leasing Arrangements--The Company conducts its operations from facilities that are leased under various operating lease agreements. There are options to renew leases at varied terms at increased monthly rentals. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Several of these leases are personally guaranteed by the majority stockholder of the Company. Rental expense was approximately $1,785,000, $1,860,000, and $1,709,000 in 1996, 1995 and 1994, respectively.

The following is a schedule of approximate future minimum rental payments required under noncancellable operating leases as of December 31, 1996.

                     Year Ending
                   December 31,                  Amount
                   ------------                ----------
                       1997                    $1,366,000
                       1998                     1,076,000
                       1999                       746,000
                       2000                       381,000
                       2001 and thereafter        593,000

The Company currently has the right to accept or reject certain remaining unexpired lease contracts in connection with its Chapter 11 Filing. Future minimum lease payments exclude payments reported above for leases that have been rejected pursuant to court orders. Certain lessors of rejected leases may file claims for damages. A provision for estimated potential claims has been made in the consolidated financial statements. See the following discussion of the Liability For Closed Stores.

For leases not rejected, the Company has agreed to pay the total amount of back rental payments outstanding as of the Chapter 11 Filing date, plus court costs and certain other expenses, on a monthly basis through February 1998. Such amounts are included on the accompanying balance sheet under the caption Rent Payable Under Agreed Orders. For these leases, the Company has also agreed to make the normal monthly payments on a timely basis.

The Company has not paid all of the normal monthly payments by the required due dates. As such, the applicable landlords may be able to have the lease terminated and require the Company to vacate the store or stores in question, and any such landlords may file a claim. Such actions could have a significant adverse effect on the ability of the Company to continue as a going concern.





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE J--COMMITMENTS AND CONTINGENCIES--Continued

Liability For Closed Stores--The Company records a liability for the estimated costs related to closed stores. Such liability includes the estimated costs associated with the closing of the stores acquired from Video Knights, Inc. (see Note K) as well as stores closed in the normal course of business and in connection with the Chapter 11 Filing (see Note C). The activity in this account was as follows for 1995 and 1996.

   Balance at December 31, 1994 related to former
      Video Knights, Inc. stores                                             $ 780,000

   Rental payments and settlements                                            (109,423)

   Reduction for assumption of lease                                          (216,577)
                                                                             ---------


                                         BALANCE AT DECEMBER 31, 1995          454,000

   Rental payments and settlements                                            (272,103)

   Reclassification of certain amounts included in
      accounts payable as of the Chapter 11 Filing date                        324,390
                                                                             ---------


                                         BALANCE AT DECEMBER 31, 1996        $ 506,287
                                                                             =========

Legal Matters--The Company is a defendant in several civil actions which relate to the collection of amounts alleged to be owed to various parties. Additionally, a woman is prosecuting a claim through the Indiana Civil Rights Commission for alleged sexual harassment which management believes is without merit. These actions have been stayed as a result of the Company's Chapter 11 Filing.

The Company is subject to various lawsuits, claims and other legal matters in the course of conducting its business. While the outcome of such lawsuits, claims or other proceedings against the Company cannot be predicted with certainty, management expects that such liability, to the extent not provided for in the financial statements, will not have a material adverse effect on the operating results or financial position of the Company.

Employment Contract--The Company has an employment contract with a member of management which expires in April 1997.


NOTE K--BUSINESS ACQUISITIONS

During 1995 and 1994, the Company acquired several businesses previously operated by others. The purchase method of accounting was used to record these acquisitions and the results of operations of the acquired businesses have been included in the results of operations of the Company since the dates of acquisition. Details of these acquisitions are as follows:

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE K--BUSINESS ACQUISITIONS--Continued

Midwest Video Wholesalers Limited Partnership--In May 1995, the Company acquired all the assets of Midwest Video Wholesalers Limited Partnership, which was a videocassette wholesaler located in Columbus, Ohio. The purchase price was $225,000 consisting principally of intangible assets ($210,000 promissory notes guaranteed by the majority stockholder and $15,000 paid in cash.)

Roadrunner Video, Inc.--In March 1994, the Company acquired essentially all the assets of Roadrunner Video, Inc. (owned by eight stockholders, one of which was a former stockholder of the Company) which owned and operated five video stores in southern Indiana. The purchase price consisted of a non-interest bearing note payable by the Company in the amount of $350,000 (discounted to $281,000 using a 7% interest rate) and an additional $60,000 (the "Additional Amount") if the gross revenues of the five stores equal or exceed $1,500,000 during any of the next five years beginning April 1, 1994. Under the purchase method of accounting, the Company did not record the Additional Amount. Management does not anticipate having to pay the Additional Amount. At the option of the Company, this note payable may be converted into shares of any publically-traded stock, including the Company's, if approved by the noteholder within fifteen days after notification. The number of shares to be issued will be determined at the time of conversion.

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

    Videocassette rental inventory                              $127,000
    Equipment and leasehold improvements                          96,000
    Land and building                                             58,000
                                                                --------

                                                 Total          $281,000
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

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

    Current assets (includes cash and merchandise
       inventory)                                             $  110,000
    Videocassette rental inventory                               693,000
    Equipment and leasehold improvements                         547,000
    Other assets                                                  60,000
                                                              ----------

                                                     Total    $1,410,000
                                                              ==========

Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE K--BUSINESS ACQUISITIONS--Continued

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

These stores were acquired in contemplation of another potential 1994 business acquisition transaction involving additional video retail stores in the same geographic market. This potential business transaction was not consummated and, since the acquisition of these stores, the Company incurred significant operating losses attributable to these stores. As a result, management decided in 1994 that they did not want to operate these stores and adopted a plan to dispose of them (including their lease arrangements). During 1994, the Company recorded a $1.7 million charge to operations to reflect the estimated cost of the disposal of these five stores. Such charge was to reduce the assets to their estimated net realizable value (approximately $920,000) as well as to accrue the estimated loss expected under lease arrangements (approximately $780,000). During 1995, four of the five stores were closed. Videocassettes and fixtures from these stores were transferred to the main office and redistributed to other Company stores as needed. The lease related to one of the closed stores was settled for approximately $60,000. The fifth store (Silver Springs, Maryland) was sold to an unrelated party (see Note D).

H&H Video Enterprises, Inc.--In August 1994, the Company acquired the stock of H&H Video Enterprises, Inc. (H&H), which operated five video stores in metropolitan Louisville. The purchase price consisted of notes payable to the sellers of $231,600, forgiveness of $27,000 receivable from seller, and the assumption of various liabilities totaling $118,400. These notes payable are convertible into Common Stock by the sellers. The number of shares to be issued is to be determined at the time of conversion.

The estimated fair market value at the date of acquisition of the assets and liabilities of the acquired stores was as follows:

    Videocassette rental inventory                              $270,000
    Equipment and leasehold improvements                          60,000
    Goodwill                                                      47,000
                                                               ---------

                                                 Total          $377,000
                                                                ========

On September 30, 1995, the holder of a $93,500 Convertible Promissory Note issued in connection with the acquisition of H&H exchanged the note for 55,000 shares of Common Stock previously owned by a stockholder of the Company.



Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE K--BUSINESS ACQUISITIONS--Continued

Unaudited Proforma Information--Unaudited pro forma information for the years ended December 31, 1995, and 1994 has been provided below to reflect the impact on the Company's historical operations as if the above acquisitions and the Business Data acquisition described in Note A had occurred on January 1, 1994. The unaudited pro forma information does not purport to be indicative of what would have occurred had these acquisitions been made at the beginning of the respective periods or of results which may occur in the future.


                                                        Unaudited Pro Forma

                                                       Year Ended December 31
                                                   -----------------------------
                                                       1995             1994
                                                   ------------     ------------
  Revenues                                          $11,350,000     $ 9,312,000
  Operating Loss                                       (721,000)     (2,889,000)
  Net Loss                                             (868,000)     (2,853,000)

  Net Loss per Common Share                               $(.09)          $(.35)

Acquisition Agreements--In February, 1996, the Company signed an agreement and plan of merger with a video specialty store chain consisting of 12 stores in Mississippi. This agreement provided that the closing of the contemplated merger was to occur on or before April 30, 1996, and that the Company or the video specialty store chain has the right to terminate the agreement and plan of merger if the merger is not effected on or before that date. The contemplated merger has not been effected, no closing date has been set, and the agreement, though not yet terminated, may be terminated at any time by either party. The Company also has a non-binding letter of intent to acquire a video specialty store chain consisting of 12 stores in the Akron, Ohio market. The majority stockholder of the Company owns a controlling interest in the Akron chain. The Company regards the prospects of either of these acquisitions, in view of its current financial condition, as remote.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE L--FINANCIAL INSTRUMENTS

Carrying Amount and Fair Value of Financial Instruments--The carrying amount of cash and cash equivalents approximates fair value due to the short-term maturities of these instruments. The value of long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowings. A comparison of the carrying value and approximate fair value of these instruments is as follows:


                                              December 31, 1996
                                          -------------------------
                                                                                   December 31, 1995
                                                                             ---------------------------
                                           Carrying           Fair            Carrying          Fair
                                            Amount           Value             Amount           Value
                                          -----------       ----------        ----------       ----------
    Cash and cash equivalents             $   212,024       $  212,024        $  424,206       $  424,206

    Note receivable                           185,972          185,000           238,125          238,000

    Long-term debt                          3,950,277        3,950,000         3,614,968        3,615,000

Concentrations of Credit Risk--At December 31, 1996, the Company had cash in banks in excess of Federal Deposit Insurance Corporation insured limits of approximately $124,000.

The Company has a note receivable from the purchaser of one of its stores (see Note D). At December 31, 1996, the balance of that note was $185,972.


NOTE M--STOCK OPTION PLAN

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


NOTE N--MAJOR SUPPLIERS

The Company is contractually obligated to obtain virtually all of its videotapes and games from two suppliers. Both of these suppliers have made loans to the company and one is also a stockholder (See Notes C, E, G and H).

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES





NOTE O--NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting For Impairment of Long-Lived Assets and Assets To Be Disposed Of" during 1996. The statement requires that long-lived assets and certain identifiable intangible assets be reviewed for impairment value, based upon estimated undiscounted future cash flows. Appropriate losses are to be recognized whenever such analysis indicates that the carrying value of an asset exceeds the estimated undiscounted future cash flows. The adoption of SFAS No. 121 had no impact on the Company's financial statements since the methodology described in that statement was not significantly different from the Company's existing policies (see Note B).

The Company adopted SFAS No. 107, "Disclosures About The Fair Value Of Financial Instruments", during 1995. The statement required certain disclosures about the fair value of financial instruments (see Note L).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company that served during 1996 and their ages are as follows:

         Name                              Age                              Position
----------------------                     ---              ----------------------------------------
Terry W. Schneider                         49               Chief Executive Officer and Director
Wayne J. Jung                              38               President, Secretary and Director(1)
Eldon Arave                                69               Director(2)

Terry W. Schneider has been the Chief Executive Officer of the Company since its founding in August 1984.

Wayne J. Jung served as the President and Chief Operating Officer of the Company since 1993. Previously, Mr. Jung was employed as a National Grocery Accounts Manager and Branch Manager for Sight and Sound Distributors, Inc., a distributor of videocassettes from 1987 to 1993.

Eldon Arave served as a director of the Company since July 1995. Mr. Arave has been president of Tao, Inc. which has operated a wholesale groceries business since June 1992. From June 1990 to December 1992, Mr. Arave was the president of Unified Trades, a plastics business.

(1) Mr. Jung resigned as President, Secretary and Director in December 1996, but is still an employee of the Company.

(2) Mr. Arave resigned as a Director in October 1996.


ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid to the executive officers of the Company that earn more than $100,000 in respect to services rendered to the Company:


                                                                    Annual Compensation       All Other
                                                                   ---------------------
         Name of Individual                         Year        Salary            Bonus       Compensation (1)
------------------------------------               ------      ---------         -------      ------------
Terry W. Schneider
  -Chief Executive Officer
   of the Company                                    1996       $123,600
                                                     1995       $156,000            0              0
                                                     1994       $146,000            0              0


Wayne J. Jung
  -President of the Company (2)                      1996       $132,200
                                                     1995       $134,999            0              0
                                                     1994       $109,824            0              0


(1) Does not include the value of a company automobile or country club membership costs or other benefits available to employees of the Company generally.

(2) The Company pays Mr. Jung pursuant to an employment agreement. See "Employment Contract" below. Mr. Jung resigned as president in December 1996, but is still an employee of the Company.

DIRECTOR COMPENSATION

To date, directors of the Company have not received separate compensation for their services as directors. The Company's Bylaws provide that the Company shall indemnify its directors and officers to the fullest extent permitted by the Delaware Code.


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

Because of Mr. Jung's resignation as president and chief executive officer in December 1996, the Company regards this agreement as terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock, (ii) each director and each person who will become a director of the Company, (iii) each executive officer of the Company, and (iv) all executive officers and directors of the Company as a group. Except as set forth below, the stockholders listed below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

                                                            Shares of
                                                            Common Stock
                                                          Beneficially         Percentage
                 Name                                         Owned          of Class (1)
--------------------------------------                   ---------------     ------------
Terry W. Schneider                                          5,672,500         45.5%
Kenneth E. Stilger                                          2,683,715         21.2%
Selvac Corporation                                            774,368 (1)      6.2%
Mortco, Inc. (a Rentrak
   Corporation subsidiary)                                    635,276          5.1%
Eldon C. Arave
Wayne J. Jung                                                     -0-          0.0%
All executive officers and directors
    as a group                                              5,922,500         47.5%

(1) Includes 750,000 shares of Common Stock issuable upon conversion of 75,000 shares of Class B Preferred Stock.

CLASS A PREFERRED STOCK

The following table sets forth information regarding the sole owner of the Company's Class A Preferred Stock.

                                                Shares of Stock
                                                 Beneficially         Percentage
                 Name                                Owned            of Class
--------------------------------------          ---------------     ------------
Robert W. Matthies                                    10,000           100.0%


CLASS B PREFERRED STOCK

The following table set forth information regarding the sole owner of the Company's Class B Preferred Stock.

                                                Shares of Stock
                                                 Beneficially         Percentage
                 Name                                Owned            of Class
--------------------------------------          ---------------     ------------
Selvac Corporation                                   750,000           100.0%


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Kenneth E. Stilger beneficially owns 21.2% of the Company. Mr. Stilger acquired 635,276 shares of Common Stock of the Company in July 1995 for $1.57 per share or an aggregate consideration of $1,000,000 in exchange for a promissory note for the same amount.

Mortco, Inc. ("Mortco") beneficially owns 5.1% of the Company. Mortco is a wholly owned subsidiary of Rentrak that has an agreement to lease videocassettes to the Company. For 1995, the Company incurred revenue sharing expense to Rentrak of approximately $1,108,000. Pursuant to a revolving credit agreement, in June 1994, Rentrak provided Roadrunner Enterprises a revolving line of credit initially having aggregate borrowing availability of $1,000,000, which was subsequently decreased to $600,000 in June 1994. Borrowing under this facility bears interest at the prime rate plus one percent per annum. On January 10, 1995, the Company issued a promissory note to Rentrak in the amount of $504,449 for past due receivables. This note bears interest at the prime rate, plus one percent per annum. During 1996, a new note agreement was executed which provided for monthly payments of $14,542, including interest at 9.5%, with the entire balance of principal and interest due March, 2000.

At December 31, 1996, the Company had borrowings from Terry W. Schneider and Kenneth E. Stilger of $1,145,985. At the end of December 1995, the Company had borrowings from these stockholders of $392,821 which, along with the related accrued interest, were converted to Common Stock effective December 31, 1995. For the years ended December 31, 1996, 1995, and 1994, the Company recorded interest expense on borrowings from stockholders of $86,000, $40,000 and $6,500, respectively.

During 1996 and 1995, a company owned by Terry W. Schneider received commissions in connection with the sale of previously-viewed videocassettes by the Company to a grocery store chain for resale.

The Company currently leases one video-store from TSKS, Inc., a Company owned by Terry W. Schneider and Kenneth E. Stilger.

The Company has purchased materials from Star Drywall of Louisville, Inc. ("Star Drywall") which is partially owned by Kenneth E. Stilger. For the years ended December 31, 1996 and 1995, the Company made purchases totaling $1,000 and $4,000, respectively.

During 1996, the Company incurred commissions of $53,000 with a real estate agent, who is also a stockholder. At December 31, 1996, the Company had commissions payable to this person of $50,000.

The Company buys and sells merchandise at cost from/to Coyote Enterprises, Inc. ("Coyote"), which is partially owned by a stockholder of the Company.

The Company occasionally makes purchases for Squeeze Play Cards, Comics, and Collectibles, Inc. ("Squeeze Play"), a retail concern that sells sports cards and related materials and is owned by Terry W. Schneider. In addition, Squeeze Play subleased retail space from the Company for the years ending December 31, 1996 and 1995. As of December 31, 1996 and 1995, Squeeze Play owed the Company $53,000 and $65,000, respectively, for rent and purchases made by the Company.

With the exception of transactions between the Company and Mortco and its affiliates, the transactions described above may not have been on terms as favorable to the Company as those that might have been obtained from unaffiliated parties.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    FINANCIAL STATEMENTS AND SCHEDULES

       The financial statements appear at Item 8 of this Form 10-K. Financial statement schedules not included in this Form 10-K have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

       (i)  Financial Statements:

            Report of Independent Accountants
            Consolidated Financial Statements
                Balance Sheets as of December 31, 1996 and 1995 Statements of Operations for the Years Ended December 31, 1996, 1995 and 1994 Statements of Stockholders' Equity for the Years Ended December 31, 1996, 1995
                   and 1994
                Statements of Cash Flows for the Years Ended December 31, 1996, 1995 and 1994 Notes to Consolidated Financial Statements

       (iii)    Exhibits

            Exhibits filed as part of this report are listed on the following "Exhibits" listing. Certain exhibits have been previously filed and are incorporated herein by reference.

(b) REPORT ON FORM 8-K

   No reports were filed on Form 8-K during the three months ended December 31, 1996.

                                    EXHIBITS



S.E.C. Exhibit
--------------
Reference No.                                         Description
-------------        ---------------------------------------------------------------------------
  2.1*               Stock Exchange Agreement dated July 17, 1995 by and among Business Data Group,
                     Inc., Roadrunner Video Enterprises, Inc., Terry W. Schneider, Kenneth Stilger,
                     Mortco, Inc., and Tommy Hower

  2.2*               Stock Purchase Agreement dated June 30, 1995 between Roadrunner Video
                     Enterprises, Inc. and Selvac Corporation

  2.3*               Agreement dated July 17, 1995 by and among Roadrunner Video Enterprises, Business
                     Data Group, Inc. and Selvac Corporation

  3.1*               Certificate of Incorporation of Roadrunner Video Group, Inc. (formerly Business
                     Data Group, Inc.) and various amendments thereto

  3.2*               By-Laws of Roadrunner Video Group, Inc. (formerly Business Data Group, Inc.)

  4.1*               Article Fourth of the Amended Certificate of Incorporation of the Company
                     included in Exhibit 3.1 is incorporated herein by reference.

  4.2*               Promissory Note of Roadrunner Video Enterprises, Inc. dated December 13, 1995 to
                     Wax Works, Inc.

                     Other debt instruments - Copies of debt instruments for which the related debt is less than 10% of the Company's total assets will be furnished to the Commission upon request.

  10.1*              Employment Agreement dated April 7, 1995 between Roadrunner Video Enterprises,
                     Inc. and Wayne J. Jung

  10.2*              Promissory Note of Kenneth E. Stilger dated August 18, 1995 of Kenneth E. Stilger to Roadrunner Video Enterprises, Inc.

  10.3*              Agreement dated May 7, 1992 between Roadrunner Video Enterprises, Inc. and
                     Rentrak Corporation

  10.4*              Rentrak National Account Agreement dated May 7, 1992 by and between Rentrak
                     Corporation and Roadrunner Video Enterprises, Inc.

  10.5*              First Addendum to Rentrak National Account Agreement dated June, 1994 by and between Rentrak Corporation and Roadrunner Video Enterprises, Inc.

  10.6*              First Amendment to First Addendum to Rentrak National Account Agreement dated
                     December 27, 1995 by and among Rentrak Corporation and Roadrunner Video
                     Enterprises, Inc.



Continued

S.E.C. Exhibit
--------------
Reference No.                                    Description
-------------        ---------------------------------------------------------------------------
   10.7*             Agreement dated November 9, 1993 by and between Roadrunner and Wax Works, Inc.

   10.8*             Agreement dated May 31, 1994 by and between Roadrunner Video Enterprises, Inc.
                     and Wax Works, Inc.

   10.9*             Purchase and Sale Agreement dated June 1, 1994 by and among Video Knights, Inc.,
                     Selvac Corporation and Roadrunner Video Enterprises, Inc.

   10.10*            Stock Exchange Agreement dated July 17, 1995 by and among Business Data Group,
                     Inc., Roadrunner Video Enterprises, Inc., Terry W. Schneider, Kenneth Stilger,
                     Mortco, Inc., and Tommy Hower included in Exhibit 2.1 is incorporated herein by reference.

   16.1*             Agreement Letter of Bond Andiola & Company dated March 19, 1996.  Exhibit A to
                     Company's Report on Form 8-K dated March 13, 1996 is incorporated herein by reference.

   21.1              List of the Company's subsidiaries

   27                Financial Data Schedule (for SEC use only)

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf the undersigned, thereunto duly authorized.

                                      Roadrunner Video Group, Inc.



                                      /s/ Terry W. Schneider
                                      ------------------------------
Date:  March 31, 1997                 By:  Terry W. Schneider
                                           Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 31, 1997 as indicated:



/s/ Terry W. Schneider
--------------------------------------
By:  Terry W. Schneider
     Director, Chairman of the Board
     and Chief Executive Officer
     (Acting Principal Financial and
     Accounting Officer)