Form 10-Q
period 1997-03-31
ROADRUNNER VIDEO GROUP INC
filed 1997-05-15
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
_        EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 1997.

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period.


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes ____   No    X
                                                          -----
The number of shares outstanding of the Registrant's common stock, no par value, on March 31, 1997 was 11,713,000.

Index

ROADRUNNER VIDEO GROUP, INC.

March 31, 1997





PART I.               FINANCIAL INFORMATION                                                            PAGE NO.
Item 1.               Consolidated Financial Statements                                                   2

                      Consolidated Balance Sheets as of March 31, 1997
                      (Unaudited) and December 31, 1996                                                   2

                      Consolidated Statements of Operations (Unaudited)
                      for the Three Months Ended March 31, 1997 and 1996                                  4

                      Consolidated Statements of Cash Flows (Unaudited)
                      for the Three Months Ended March 31, 1997 and 1996                                  5

                      Notes to Consolidated Financial Statements (Unaudited)                              6

Item 2.               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                13

PART II.              OTHER INFORMATION

Item 1.               Legal Proceedings                                                                  17

Item 2.               Changes in Securities                                                              18

Item 3.               Defaults Upon Senior Securities                                                    18

Item 4.               Submission of Matters to a Vote of  Security Holders                               18

Item 5.               Other Information                                                                  18

Item 6.               Exhibits and Reports on Form 8-K                                                   18

                      SIGNATURES                                                                         19


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                  March 31         December 31
                                                                                    1997              1996
                                                                                ------------     --------------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
           Cash                                                                   $  183,656        $   212,024
           Accounts receivable
              Related parties                                                         57,878             60,936
              Unrelated parties                                                       12,704             12,345
           Current portion note receivable                                            43,639             42,778
           Merchandise inventory                                                      31,237             36,237
           Prepaid handling fees to related party                                                         8,242
           Prepaid rent                                                               25,604             29,801
                                                                                  ----------        -----------

                                                      TOTAL CURRENT ASSETS           354,718            402,363

NET VIDEOCASSETTE RENTAL INVENTORY                                                 3,668,903          3,839,147

NET PROPERTY AND EQUIPMENT                                                         1,464,210          1,557,619

OTHER ASSETS
           Net intangible assets                                                      38,339             41,672
           Note receivable, less current portion                                     131,956            143,194
           Deposits                                                                  129,079             95,265
                                                                                  ----------        -----------

                                                              TOTAL ASSETS        $5,787,205        $ 6,079,260
                                                                                  ==========        ===========





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                  March 31         December 31
                                                                                    1997              1996
                                                                                ------------     ---------------
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
           Accounts payable
              Related parties                                                    $    47,513         $    22,902
              Unrelated parties                                                      283,668              33,891
           Rent payable under agreed orders                                          340,971             376,031
           Accrued expenses and other                                                139,500             160,392
                                                                                 -----------         -----------

                                                 TOTAL CURRENT LIABILITIES           811,652             593,216

LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION
           Related parties                                                         2,943,156           2,957,631
           Unrelated parties                                                       2,689,121           2,760,060
                                                                                 -----------         -----------

                                                         TOTAL LIABILITIES         6,443,929           6,310,907

COMMITMENTS AND CONTINGENCIES (Notes C and H)

STOCKHOLDERS' DEFICIT
           Preferred Stock, 12% cumulative voting, $10 par value,
              redeemable at par value at Company's option,
              convertible into Common Stock at holders' option,
              100,000 shares authorized:
                 Series A, convertible into 20 shares of Common
                    Stock, 1,000 shares issued and outstanding                        10,000              10,000
                 Series B, convertible into 10 shares of Common
                    Stock, 75,000 shares issued and outstanding                      750,000             750,000

           Common Stock, one cent par value, 25 million
              shares authorized, 11.713 million shares
              issued and outstanding                                                 117,130             117,130
           Paid-in-capital                                                         4,287,466           4,287,466
           Accumulated deficit                                                    (5,821,320)         (5,396,243)
                                                                                 -----------         -----------

                                               TOTAL STOCKHOLDERS' DEFICIT          (656,724)           (231,647)
                                                                                 -----------         -----------

                               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $ 5,787,205         $ 6,079,260
                                                                                 ===========         ===========





See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                             Three Months
                                                                                            Ended March 31
                                                                                    ----------------------------
                                                                                       1997              1996
                                                                                    ---------        -----------
REVENUES
           Rental revenues                                                          $1,594,649       $2,383,861
           Product sales                                                               452,858          460,139
                                                                                    ----------       ----------

                TOTAL REVENUES                                                       2,047,507        2,844,000

OPERATING COSTS AND EXPENSES
           Amortization of videocassette rental inventory                              486,067          526,403
           Cost of revenue sharing with related party                                   32,853          321,607
           Cost of product sales                                                       258,775          330,043
           Operating expenses (net of sublease income from
              related party of approximately $9,300 and
              $9,000, respectively)                                                  1,330,083        1,555,928
           Selling, general and administrative expenses
              (including related party commissions of
              $8,300 and $10,000, respectively)                                        232,938          278,849
                                                                                    ----------       ----------

                TOTAL OPERATING COSTS AND EXPENSES                                   2,340,716        3,012,830
                                                                                    ----------       ----------

                                                                OPERATING LOSS        (293,209)        (168,830)

Interest income                                                                          2,111
Interest expense, net (including related party expense
           of approximately $79,800 and $19,000,
           respectively)                                                              (116,290)         (75,125)
Loss on disposal of property and equipment                                             (12,689)
                                                                                    ----------       ----------

                                              LOSS BEFORE REORGANIZATION ITEMS        (420,077)        (243,955)

REORGANIZATION EXPENSES                                                                  5,000
                                                                                    ----------       ----------

                                                                      NET LOSS      $ (425,077)      $ (243,955)
                                                                                    ==========       ==========


                                                         LOSS PER COMMON SHARE           $(.04)           $(.02)
                                                                                         =====            =====





See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES




                                                                                            Three Months

                                                                                            Ended March 31
                                                                                      -------------------------
                                                                                       1997             1996
                                                                                   -----------      -----------
OPERATING ACTIVITIES
           Net loss                                                                 $(425,077)       $(243,955)
           Adjustments
              Disposal of stores                                                                       (86,569)
              Depreciation and amortization                                            571,515          619,747
              Changes in operating assets and liabilities
                Accounts receivable                                                      2,699           15,428
                Merchandise inventory                                                    5,000          (2,884)
                Prepaid expenses                                                        12,439            2,029
                Other assets                                                          (30,481)            (330)
                Accounts payable                                                       274,388           14,105
                Rent payable under agreed order                                       (35,060)              -0-
                Liabilities subject to settlement under reorganization                (61,099)              -0-
                Accrued expenses and other                                            (20,894)           42,365
                                                                                    ---------         ---------

                NET CASH PROVIDED BY OPERATING ACTIVITIES                              293,430          359,936

INVESTING ACTIVITIES
           Purchases of videocassette rental inventory                               (444,639)        (509,187)
           Purchases of property and equipment                                        (13,098)        (155,080)
           Proceeds from disposal of assets                                            149,873
           Collection of note receivable                                                10,377           38,125
           Investment in businesses                                                                    (12,500)
                                                                                   -----------       ---------

                NET CASH USED IN INVESTING ACTIVITIES                                (297,487)        (638,642)

FINANCING ACTIVITIES
           Proceeds from borrowings                                                                     644,378
           Principal payments on debt                                                 (24,311)        (789,878)
                                                                                    ---------        ---------

                NET CASH USED IN FINANCING ACTIVITIES                                 (24,311)        (145,500)
                                                                                    ---------        ---------

                                                          NET DECREASE IN CASH        (28,368)        (424,206)

CASH BEGINNING OF PERIOD                                                               212,024          424,206
                                                                                     ---------        ---------

                                                            CASH END OF PERIOD       $ 183,656       $      -0-
                                                                                     =========       ==========





See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE A--MANAGEMENT'S STATEMENT

The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation have been included. The notes to the consolidated financial statements which are contained in the Company's Form 10-K for the year ended December 31, 1996 should be read in conjunction with these consolidated financial statements.


NOTE B--ORGANIZATION AND BASIS OF PRESENTATION

Description of Business--Roadrunner Video Group, Inc (the "Company") is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of March 31, 1997, the Company owned and operated (under the name Roadrunner Video and Discount Video) 33 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.

Transaction with Business Data Group, Inc.--During May and June 1995, Business Data Group, Inc. ("Business Data") (a publicly traded company with no significant operations) loaned Roadrunner Video Enterprises, Inc.
("Roadrunner") $800,000 at an interest rate of 12%. Roadrunner used the loan proceeds to pay down debt and for various operating purposes.

On July 17, 1995, Business Data and Roadrunner entered into a transaction whereby Business Data acquired all of the outstanding shares of Roadrunner and, in exchange, Roadrunner stockholders received 9,200,000 newly issued common shares of Business Data, representing approximately 81% of the outstanding shares of the combined entity.

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

March 31, 1997



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





Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE C--REORGANIZATION--Continued

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

Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, pre-petition liabilities, which may be impaired, have been classified as Liabilities Subject To Settlement Under Reorganization on the accompanying consolidated balance sheet and include the following estimated amounts as of March 31, 1997.

                                                                  Related          Unrelated
                                                                  Parties           Parties            Total
                                                               -------------     -------------     ------------
           Debt Instruments
              Line of credit and note payable to
                a stockholder/supplier                            $1,168,406                         $1,168,406
              Notes payable to stockholders                        1,145,985                          1,145,985
              Notes payable to supplier                                             $  684,200          684,200
              Mortgage note payable                                                    252,069          252,069
              Notes payable to two banks,
                net of discount of $36,332                                             202,426          202,426
              Notes payable to various financial
                institutions related to vehicles                                       124,000          124,000
              Notes payable related to acquisitions
                Seller of five southern Indiana stores,
                   net of discount of $24,724                                          145,739          145,739
                Sellers of Midwest Video Wholesalers                                    71,959           71,959
                Sellers of H&H Video Enterprises                                        85,182           85,182
              Various other                                                             45,992           45,992
                                                                  ------------      ----------       ----------

                                                                    2,314,391        1,611,567        3,925,958




Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE C--REORGANIZATION--Continued

                                                                  Related          Unrelated
                                                                  Parties           Parties            Total
                                                               --------------    -------------     ------------
           Accounts payable
              Stockholder/supplier                                   507,669                            507,669
              Various other                                                            528,735          528,735
                                                                  ----------         ---------       ----------

                                                                     507,669           528,735        1,036,404

           Accrued liabilities
              Liability for closed stores                                              506,287          506,287
              Interest                                               121,096            38,032          159,128
              Various other                                                              4,500            4,500
                                                                  ----------        ----------       ----------

                                                                     121,096           548,819          669,915
                                                                  ----------        ----------       ----------

                                                      Total       $2,943,156        $2,689,121       $5,632,277
                                                                  ==========        ==========       ==========

Pursuant to SOP 90-7, the Company had discontinued, effective as of the petition date, the accrual of interest on pre- petition debt that is unsecured or estimated to be unsecured.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:


                                                                                            Three Months
                                                                                            Ended March 31
                                                                                      -------------------------
                                                                                       1997             1996
                                                                                   -----------      -----------
Dividends on preferred stock                                                            -0-                $22,000

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                                                   March 31         December 31
                                                                                    1997               1996
                                                                                 -----------        -----------
Videocassette rental inventory                                                   $ 9,212,612        $ 9,879,660
Less accumulated amortization                                                     (5,543,709)        (6,040,513)
                                                                                 -----------        -----------

                                                                                 $ 3,668,903        $ 3,839,147
                                                                                 ===========        ===========


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at March 31, 1997 and December 31, 1996 consisted of the following:

                                                                                   March 31         December 31
                                                                                     1997              1996
                                                                                ------------      -------------
Land                                                                             $   155,375        $   155,375
Buildings                                                                            122,527            122,527
Equipment and fixtures                                                             1,666,457          1,908,593
Leasehold improvements                                                               373,052            396,681
Vehicles                                                                             262,206            291,720
                                                                                 -----------        -----------

                                                                                   2,579,617          2,874,896
Accumulated depreciation                                                          (1,115,407)        (1,317,277)
                                                                                 -----------        -----------

                                                                                 $ 1,464,210        $ 1,557,619
                                                                                 ===========        ===========


NOTE G--INCOME TAXES

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months ended March 31, 1997 and 1996, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE H--COMMITMENTS AND CONTINGENCIES

Leasing Arrangements--The Company conducts its operations from facilities that are leased under various operating lease agreements. There are options to renew leases at various terms at increased monthly rentals. The leases generally obligate the Company for the cost of property taxes, insurance and maintenance. Several of these leases are personally guaranteed by the majority stockholder of the Company.

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

The Company has not paid all of the payments by the required due dates. As such, the applicable landlords may be able to have the lease terminated and require the Company to vacate the store or stores in question, and any such landlords may file a claim. Such actions could have a significant adverse effect on the ability of the Company to continue as a going concern.

Liability For Closed Stores--The Company records a liability for the estimated costs related to closed stores. Such liability includes the estimated costs associated with the closing of the stores acquired from Video Knights, Inc. as well as stores closed in the normal course of business and in connection with the Chapter 11 Filing.

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

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

March 31, 1997



NOTE I--RELATED PARTY TRANSACTIONS

The Company engages in various transactions with related parties which are reflected on the accompanying consolidated balance sheets and statements of operations. A description of these related party transactions follows:

 .          A supplier, who is also a stockholder of the Company, provides new release and various other videocassettes to the Company under a revenue sharing agreement. Under this agreement, the Company incurs an up-front handling fee which is amortized on a straight-line basis over the estimated average revenue sharing period (approximates twelve months). The revenue sharing costs under this agreement are expensed as incurred. The Company is required to spend a minimum quarterly amount of revenues with the supplier. The Company did not utilize this arrangement during 1996 and 1997 to the extent required for various business reasons and may be regarded to be in breach of this agreement by the stockholder/supplier.

 .          The Company subleases retail space to an entity owned by the
           Company's majority stockholder.

 .          The Company has borrowed funds from several stockholders and pays/incurs interest expense on the funds borrowed.

 .          The Company sells previously viewed videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the stockholder/supplier mentioned previously to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by certain stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




BACKGROUND

Roadrunner Video Group, Inc. (the "Company") is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of March 31, 1997, the Company owned and operated (under the name Roadrunner Video) 33 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. During the three months ended March 31, 1997, the Company closed 5 stores.


REVENUES

Revenue, which includes rental revenue and product sales, decreased $796,000, or 28%. This decrease was due primarily to a 33% decrease in rental revenue which management believes is due to increased competition.

Same store revenues decreased from 1996 to 1997 by approximately 22%.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales decreased from $330,000, or 12% of total revenue for 1996 to $259,000, or 13% of total revenue for 1997. The cost of product sales as a percentage of product sales revenue decreased from 72% to 58% from 1996 to 1997.


Operating Expenses

Operating expenses decreased from $1,556,000 in 1996, or 55% of revenues, to $1,330,000 in 1997, or 65% of revenues. The decrease resulted primarily from a decrease in the number of stores that were in operation for the quarter in 1997 compared to 1996.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory decreased from $526,000, or 23% of rental revenue in 1996, to $486,000, or 24% of rental revenue for 1997. The decrease was due to the Company having fewer videos in operation in 1997 compared to 1996.

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

Cost of revenue sharing decreased from $322,000, or 14% of rental revenue for 1996 to $33,000, or 2% of rental revenue for 1997. The decrease was due to the fact that the company discontinued utilizing this revenue sharing arrangement in April 1996.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $279,000, or 10% of revenues for 1996 to $233,000, or 11% of revenues for 1997. The decrease in selling, general and administrative expenses was primarily due to a decrease of $20,000 in legal and accounting fees, and a decrease of $26,000 in officers' salaries for 1997 as compared to 1996.


Other Income/Expense

Interest expense increased $41,000, or 55%, from 1996 to 1997. This was due primarily to higher outstanding debt balances during 1997 as compared to 1996.


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

At March 31, 1997, the Company had a working capital deficit of $457,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles, because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to reflect low working capital or a working capital deficit.

The overall net decrease in cash was $28,000 for the three months ended March 31, 1997, as a result of net cash provided by operating and financing activities and net cash used in investing and financing activities.




Continued

Net cash provided by operating activities was $293,000 for the three months ended March 31, 1997. Net cash used in investing activities was $297,000 for the period. This included purchases of videocassette rental inventory of $445,000 and purchases of property and equipment of $13,000.

Net cash used in financing activities was $24,000 for the three months ended March 31, 1997, which represented principal payments on debt.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At March 31, 1997, the Company owed $684,000 under this arrangement, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At March 31, 1997, the Company owed the supplier $1,168,000, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

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

PART II.  OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

The Company is a defendant in the following civil actions, each of which has been stayed as a result of the Company's Chapter 11 Filing:

Homer Quick v. Roadrunner Video Enterprises, Inc., Jefferson Circuit Court, Commonwealth of Kentucky, Division 16, Case No. 95-CI-03512. Plaintiff Homer Quick filed his complaint on June 23, 1995 to collect judgment on a subordinated convertible note executed in his favor by the Company on August 1, 1994. The complaint seeks judgment in the principal amount of $138,800, plus interest of 7.25% per annum for January 15, 1995 until May 14, 1995, plus interest at a rate of 12% per annum from May 14, 1995 until paid. In April 1996, the Company agreed with the plaintiff to pay this note in three installments through November 1996, plus a balloon payment in January 1997.
The Company defaulted in its payment of the November 1996 installment and this seller is now a judgment creditor.

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