Form 10-Q
period 1997-06-30
ROADRUNNER VIDEO GROUP INC
filed 1997-08-14
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



(MARK ONE)

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-        EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 1997.

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

The number of shares outstanding of the Registrant's common stock, no par value, on June 30, 1997 was 11,713,000.

Index

ROADRUNNER VIDEO GROUP, INC.

June 30, 1997



                                                                              PAGE NO.
PART I.      FINANCIAL INFORMATION

Item 1.      Consolidated Financial Statements                                     2

             Consolidated Balance Sheets as of June 30, 1997
             (Unaudited) and December 31, 1996                                     2

             Consolidated Statements of Operations (Unaudited)
             for the Three Months and Six Months Ended
             June 30, 1997 and 1996                                                4

             Consolidated Statements of Cash Flows (Unaudited)
             for the Six Months Ended June 30, 1997 and 1996                       5

             Notes to Consolidated Financial Statements (Unaudited)                6

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                  13

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                    17

Item 2.      Changes in Securities                                                18

Item 3.      Defaults Upon Senior Securities                                      18

Item 4.      Submission of Matters to a Vote of  Security Holders                 18

Item 5.      Other Information                                                    18

Item 6.      Exhibits and Reports on Form 8-K                                     18

             SIGNATURES                                                           19


PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES


                                                                                   June 30          December 31
                                                                                    1997               1996
                                                                                 -----------        -----------
                                                                                 (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                            $   83,831        $   212,024
  Accounts receivable
     Related parties                                                                  57,257             60,936
     Unrelated parties                                                                 9,150             12,345
  Current portion note receivable                                                                        42,778
  Merchandise inventory                                                               22,237             36,237
  Prepaid handling fees to related party                                                                  8,242
  Prepaid rent                                                                        25,604             29,801
                                                                                  ----------        -----------

                                             TOTAL CURRENT ASSETS                    198,079            402,363

NET VIDEOCASSETTE RENTAL INVENTORY                                                 3,347,501          3,839,147

NET PROPERTY AND EQUIPMENT                                                         1,376,000          1,557,619

OTHER ASSETS
  Net intangible assets                                                               35,006             41,672
  Note receivable, less current portion                                                                 143,194
  Deposits                                                                           121,889             95,265
                                                                                  ----------        -----------

                                                     TOTAL ASSETS                 $5,078,475        $ 6,079,260
                                                                                  ==========        ===========


Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                            June 30           December 31
                                                                             1997                1996
                                                                          -----------        ------------
                                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable
     Related parties                                                      $    47,513         $   22,902
     Unrelated parties                                                        314,524             33,891
  Rent payable under agreed orders                                            239,090            376,031
  Accrued expenses and other                                                  118,311            160,392
                                                                          -----------         ----------

                                        TOTAL CURRENT LIABILITIES             719,438            593,216

LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION
  Related parties                                                           3,089,103          2,957,631
  Unrelated parties                                                         2,749,552          2,760,060
                                                                          -----------         ----------

                                                TOTAL LIABILITIES           6,558,093          6,310,907

COMMITMENTS AND CONTINGENCIES (Notes C and H)

STOCKHOLDERS' DEFICIT
  Preferred Stock, 12% cumulative voting, $10 par value,
     redeemable at par value at Company's option,
     convertible into Common Stock at holders' option,
     100,000 shares authorized:
        Series A, convertible into 20 shares of Common
           Stock, 1,000 shares issued and outstanding                          10,000             10,000
        Series B, convertible into 10 shares of Common
           Stock, 75,000 shares issued and outstanding                        750,000            750,000

  Common Stock, one cent par value, 25 million
     shares authorized, 11.713 million shares
     issued and outstanding                                                   117,130            117,130
  Paid-in-capital                                                           4,287,466          4,287,466
  Accumulated deficit                                                     (6,644,214)        (5,396,243)
                                                                         -----------        -----------

                                      TOTAL STOCKHOLDERS' DEFICIT         (1,479,618)          (231,647)
                                                                         -----------        -----------

                      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         $ 5,078,475        $ 6,079,260
                                                                          ===========        ===========





See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES


                                                         Three Months                        Six Months
                                                        Ended June 30                       Ended June 30
                                                 ---------------------------       ----------------------------
                                                     1997            1996              1997             1996
                                                 -----------      ----------       -----------       ----------
REVENUES
  Rental revenues                                $1,432,537       $2,028,654       $ 3,027,187       $4,412,515
  Product sales                                     383,700          501,514           836,558          961,653
                                                 ----------       ----------       -----------       ----------

       TOTAL REVENUES                             1,816,237        2,530,168         3,863,745        5,374,168

OPERATING COSTS AND EXPENSES
  Amortization of videocassette
     rental inventory                               592,910          556,548         1,127,221        1,079,467
  Cost of revenue sharing
     with related party                                              119,720            32,853          441,327
  Cost of product sales                             355,370          384,028           614,145          714,071
  Operating expenses (net of
     sublease income from
     related party of
     approximately $1,300,
     $10,000, $10,000, and
     $20,000, respectively)                       1,305,492        1,674,297         2,569,700        3,230,709
  Selling, general and
     administrative expenses
     (including related party
     commissions of $7,900,
     $12,700, $16,200, and
     $22,700, respectively)                         158,801          205,852           409,369          487,701
                                                 ----------       ----------       -----------       ----------

       TOTAL OPERATING COSTS
          AND EXPENSES                            2,412,573        2,940,445         4,753,288        5,953,275
                                                 ----------       ----------       -----------       ----------

                   OPERATING LOSS                  (596,336)        (410,277)         (889,543)        (579,107)

  Interest income                                                                        2,111
  Interest expense, net (including
     related party expense of
     approximately $45,700,
     $32,700, $125,500 and $15,600,
     respectively)                                 (131,115)        (109,782)         (247,405)        (184,907)
  Loss on disposal of property
     and equipment                                  (90,445)                          (103,136)
                                                 ----------       ----------       -----------       ----------

LOSS BEFORE REORGANIZATION ITEMS                   (817,896)        (520,059)       (1,237,937)        (764,014)

  REORGANIZATION EXPENSES                             5,000                             10,000
                                                 ----------       ----------       -----------       ----------

                         NET LOSS                $ (822,896)      $ (520,059)      $(1,247,973)      $ (764,014)
                                                 ==========       ==========       ===========       ==========

                LOSS PER COMMON SHARE                 $(.07)           $(.05)            $(.11)           $(.07)
                                                 ==========       ==========       ===========       ==========


See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES


                                                                                          Six Months
                                                                                         Ended June 30
                                                                                   ----------------------------
                                                                                       1997            1996
                                                                                   -----------      -----------
OPERATING ACTIVITIES
  Net loss                                                                         $(1,247,973)      $ (764,014)
  Adjustments
     Reduction of receivable                                                            75,595
     Disposal of stores                                                                                (156,673)
     Depreciation and amortization                                                   1,305,406        1,271,721
     Changes in operating assets and liabilities
       Accounts receivable                                                               6,874           10,707
       Merchandise inventory                                                            14,000           42,456
       Prepaid expenses                                                                 12,439           67,069
       Other assets                                                                    (26,624)            (330)
       Accounts payable                                                                305,244          309,340
       Rent payable under agreed order                                                (136,941)             -0-
       Liabilities subject to settlement under reorganization                          161,837              -0-
       Accrued expenses and other                                                      (42,081)          66,556
                                                                                   -----------       ----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                       427,776          846,832

INVESTING ACTIVITIES
  Purchases of videocassette rental inventory                                         (854,577)      (1,013,568)
  Purchases of property and equipment                                                  (17,299)        (190,310)
  Proceeds from disposal of assets                                                     246,403
  Collection of note receivable                                                        110,377           38,125
  Investment in businesses                                                                              (24,983)
                                                                                   -----------       ----------

       NET CASH USED IN INVESTING ACTIVITIES                                          (515,096)      (1,190,736)

FINANCING ACTIVITIES
  Proceeds from borrowings                                                                              898,363
  Principal payments on debt                                                           (40,873)        (978,665)
                                                                                   -----------       ----------

       NET CASH USED IN FINANCING ACTIVITIES                                           (40,873)         (80,302)
                                                                                   -----------       ----------

                                     NET DECREASE IN CASH                             (128,193)        (424,206)

CASH BEGINNING OF PERIOD                                                               212,024          424,206
                                                                                   -----------       ----------

                                       CASH END OF PERIOD                          $    83,831       $      -0-
                                                                                   ===========       ==========



See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1997



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


NOTE B--ORGANIZATION AND BASIS OF PRESENTATION

Description of Business--Roadrunner Video Group, Inc (the "Company") is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of June 30, 1997, the Company owned and operated (under the name Roadrunner Video and Discount Video) 33 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.

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

June 30, 1997



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

The Company is in the process of developing a plan of reorganization to be submitted to the Court and creditors for their approval. The Company is required by the court to submit a disclosure statement by August 29, 1997. The Company is not aware of any creditors who intend to file their own plan of reorganization for the Company or who intend to file a motion to dismiss or take any other action materially adverse to the Company's ability to continue to reorganize its business affairs under its Chapter 11 Filing, however, certain conditions exist which indicate that this could occur.

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

June 30, 1997



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

Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, pre-petition liabilities, which may be impaired, have been classified as Liabilities Subject To Settlement Under Reorganization on the accompanying consolidated balance sheet and include the following estimated amounts as of June 30, 1997.

                                                         Related          Unrelated
                                                         Parties           Parties         Total
                                                      -------------     -----------     ------------
Debt Instruments
  Line of credit and note payable to
    a stockholder/supplier                            $1,168,406                        $ 1,168,406
  Notes payable to stockholders                        1,145,985                          1,145,985
  Notes payable to supplier                                             $  684,200          684,200
  Mortgage note payable                                                    247,760          247,760
  Notes payable to two banks,
    net of discount of $36,332                                             202,426          202,426
  Notes payable to various financial
    institutions related to vehicles                                       111,747          111,747
  Notes payable related to acquisitions
    Seller of five southern Indiana stores,
       net of discount of $24,724                                          145,739          145,739
    Sellers of Midwest Video Wholesalers                                    71,959           71,959
    Sellers of H&H Video Enterprises                                        85,182           85,182
  Various other                                                             38,521           38,521
                                                      ----------        ----------      -----------

                                                       2,314,391         1,587,534        3,901,925



Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1997



NOTE C--REORGANIZATION--Continued

                                                                Related          Unrelated
                                                                Parties           Parties          Total
                                                             -----------        ----------       ----------
      Accounts payable
         Stockholder/supplier                                    507,669                            507,669
         Various other                                                             564,114          564,114
                                                             -----------        ----------       ----------

                                                                 507,669           564,114        1,071,783

      Accrued liabilities
         Liability for closed stores                                               478,094          478,094
         Interest                                                267,043           106,810          373,853
         Various other                                                              13,000           13,000
                                                             -----------        ----------       ----------

                                                                 267,043           597,904          864,947
                                                             -----------        ----------       ----------

                                                 Total       $ 3,089,103        $2,749,552       $5,838,655
                                                             ===========        ==========       ==========

Pursuant to SOP 90-7, the Company had discontinued, effective as of the petition date, the accrual of interest on pre- petition debt that is unsecured or estimated to be unsecured.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:


                                                                        Six Months
                                                                       Ended June 30
                                                                ---------------------------
                                                                  1997             1996
                                                                -------          ----------
Dividends on preferred stock                                       $-0-             $44,754


ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1997



NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                                           June 30           December 31
                                                             1997              1996
                                                          -----------     --------------
Videocassette rental inventory                            $ 8,837,286        $ 9,879,660
Less accumulated amortization                              (5,489,785)        (6,040,513)
                                                          -----------        -----------

                                                          $ 3,347,501        $ 3,839,147
                                                          ===========        ===========


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at June 30, 1997 and December 31, 1996 consisted of the following:

                                                            June 30           December 31
                                                             1997               1996
                                                          -----------        ------------
Land                                                      $   155,375        $   155,375
Buildings                                                     122,527            122,527
Equipment and fixtures                                      1,615,861          1,908,593
Leasehold improvements                                        364,313            396,681
Vehicles                                                      262,206            291,720
                                                          -----------        -----------

                                                            2,520,282          2,874,896
Accumulated depreciation                                   (1,144,282)        (1,317,277)
                                                          -----------        -----------

                                                          $ 1,376,000        $ 1,557,619
                                                          ===========        ===========


NOTE G--INCOME TAXES

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months and the six months ended June 30, 1997 and 1996, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

June 30, 1997



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

June 30, 1997



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

 - The Company sells previously viewed videocassettes to a regional grocery store chain for resale. The Company has purchased previously viewed videocassettes from the stockholder/supplier mentioned previously to sell to the grocery store chain. In exchange for arranging this relationship, the Company is currently paying a sales based commission to a company owned by certain stockholders of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




BACKGROUND

Roadrunner Video Group, Inc. (the "Company") is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of June 30, 1997, the Company owned and operated (under the name Roadrunner Video) 32 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. During the six months ended June 30, 1997, the Company closed 6 stores. Since June 30, 1997, two additional stores have been closed.


REVENUES

Revenue, which includes rental revenue and product sales, decreased $714,000, or 28% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996 and $1,510,000 for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This decrease was due primarily to a 29% and 31% decrease in rental revenues for the three months and six months, respectively, ended June 30, 1997, which management believes is due to increased competition and a net decrease of seven stores.


OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales decreased from $384,000, or 15% of total revenue, for the three months ended June 30, 1996 to $355,000, or 7% of total revenue, for the three months ended June 30, 1997. The cost of product sales as a percentage of product sales revenue increased from 76% for the three months ended June 30, 1996 to 93% for the three months ended June 30, 1997.

Cost of product sales decreased from $714,000, or 13% of total revenue, for the six months ended June 30, 1996 to $614,000, or 16% of total revenue, for the six months ended June 30, 1997. The cost of product sales as a percentage of product sales revenue decreased from 74% for the six months ended June 30, 1996 to 73% for the six months ended June 30, 1997.


Operating Expenses

Operating expenses decreased from $1.7 million for the three months ended June 30, 1996, or 66% of revenues, to $1.3 million for the three months ended June 30, 1997, or 72% of revenues. Operating expenses decreased from $3.2 million for the six months ended June 30, 1996, or 60% of revenues, to $2.6 million for the six months ended June 30, 1997, or 67% of revenues. Operating expenses have decreased in total but have increased as a percentage of revenues. While revenues have declined, many operating expenses have not because of their fixed nature.

Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $557,000, or 27% of rental revenue for the three months ended June 30, 1996, to $593,000, or 41% of rental revenue for the three months ended June 30, 1997. Amortization of videocassette rental inventory increased from $1,079,000, or 24% of rental revenue for the six months ended June 30, 1996, to $1,127,000, or 37% of rental revenue for the six months ended June 30, 1997. The increase was due to the Company having more videos in operation in 1996 compared to 1997.


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

Cost of revenue sharing decreased from $120,000, or 6% of rental revenue, for the three months ended June 30, 1996 to $0,or 0% of rental revenue for the three months ended June 30, 1997. Cost of revenue sharing decreased from $441,000, or 1% of rental revenue, for the six months ended June 30, 1996 to $33,000, or 1% of rental revenue for the six months ended June 30, 1997. This decrease was due to the fact that the Company discontinued utilizing this revenue sharing arrangement in April 1996.


Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $206,000, or 8% of revenues for the three months ended June 30, 1996 to $159,000, or 9% of revenues for the three months June 30, 1997. The decrease in selling, general and administrative expenses was primarily due to a decrease of $73,000 in officers' salaries, accounting fees, and advertising for 1997 as compared to 1996.

Selling, general, and administrative expenses decreased from $488,000, or 9% of revenues for the six months ended June 30, 1996 to $409,000, or 11% of revenues for the six months June 30, 1997. The decrease in selling, general and administrative expenses was primarily due to an increase in professional fees. To a decrease in professional fees.


Other Income/Expense

Interest expense increased $21,000, or 19% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996. Interest expense increased $62,000, or 34%, for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996. This was due primarily to higher outstanding debt balances during 1996 as compared to 1997.

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

At June 30, 1997, the Company had a working capital deficit of $521,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles, because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to reflect low working capital or a working capital deficit.

The overall net decrease in cash was $128,000 for the six months ended June 30, 1997, as a result of net cash provided by operating and net cash used in investing and financing activities.

Net cash provided by operating activities was $427,000 for the six months ended June 30, 1997. Net cash used in investing activities was $515,000 for the period. This included purchases of videocassette rental inventory of $225,000 and purchases of property and equipment of $17,000.

Net cash used in financing activities was $41,000 for the six months ended June 30, 1997, which represented principal payments on debt.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has borrowed funds, restructured debt and received equity contributions to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At June 30, 1997, the Company owed $684,000 under this arrangement, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At June 30, 1997, the Company owed the supplier $1,168,000, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

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

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

                 (a)  Exhibits.

                      Exhibit 27 - Financial Data Schedule (for SEC use only).

                 (b)  Reports on Form 8-K.

                      None

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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


Dated:  August 14, 1997