Form 10-Q
period 1997-09-30
ROADRUNNER VIDEO GROUP INC
filed 1997-11-14
CIK 718905

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



(MARK ONE)

 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 1997.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 for the transition period.

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
Yes        No  X
    ----      ---

The number of shares outstanding of the Registrant's common stock, no par value, on September 30, 1997 was 11,713,000.

Index

ROADRUNNER VIDEO GROUP, INC.

September 30, 1997

                                                                                                             PAGE NO.
PART I.                FINANCIAL INFORMATION

Item 1.                Consolidated Financial Statements

                       Consolidated Balance Sheets as of September 30, 1997
                       (Unaudited) and December 31, 1996                                                      2

                       Consolidated Statements of Operations (Unaudited)
                       for the Three Months and Nine Months Ended
                       September 30, 1997 and 1996                                                            4

                       Consolidated Statements of Cash Flows (Unaudited)
                       for the Nine Months Ended September 30, 1997 and 1996                                  5

                       Notes to Consolidated Financial Statements (Unaudited)                                 6

Item 2.                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                   14

PART II.               OTHER INFORMATION

Item 1.                Legal Proceedings                                                                     19

Item 2.                Changes in Securities                                                                 21

Item 3.                Defaults Upon Senior Securities                                                       21

Item 4.                Submission of Matters to a Vote of  Security Holders                                  21

Item 5.                Other Information                                                                     21

Item 6.                Exhibits and Reports on Form 8-K                                                      20

                       SIGNATURES                                                                            22

PART I.  FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS



Consolidated Balance Sheets

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                               September 30     December 31
                                                                                   1997            1996
                                                                               ----------       ----------
                                                                               (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                                         $   69,410       $  212,024
  Accounts receivable
     Related parties                                                               55,858           60,936
     Unrelated parties                                                                  0           12,345
  Current portion note receivable                                                       0           42,778
  Merchandise inventory                                                             7,237           36,237
  Prepaid handling fees to related party                                                0            8,242
  Prepaid rent                                                                     25,604           29,801
                                                                               ----------       ----------

                                  TOTAL CURRENT ASSETS                            158,109          402,363

NET VIDEOCASSETTE RENTAL INVENTORY                                              2,989,664        3,839,147

NET PROPERTY AND EQUIPMENT                                                        897,132        1,557,619

OTHER ASSETS
  Net intangible assets                                                            21,404           41,672
  Note receivable, less current portion                                                 0          143,194
  Deposits                                                                        122,141           95,265
                                                                               ----------       ----------

                                         TOTAL ASSETS                          $4,188,450       $6,079,260
                                                                               ==========       ==========

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                               September 30     December 31
                                                                                  1997              1996
                                                                               -----------      -----------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable
     Related parties                                                           $    47,513      $    22,902
     Unrelated parties                                                             605,845           33,891
  Rent payable under agreed orders                                                 147,272          376,031
  Accrued expenses and other                                                       130,608          160,392
                                                                               -----------      -----------

                                          TOTAL CURRENT LIABILITIES                931,238          593,216

LIABILITIES SUBJECT TO SETTLEMENT UNDER REORGANIZATION
  Related parties                                                                2,924,420        2,957,631
  Unrelated parties                                                              3,005,106        2,760,060
                                                                               -----------      -----------

                                                  TOTAL LIABILITIES              6,860,764        6,310,907

COMMITMENTS AND CONTINGENCIES (Notes C and H)

STOCKHOLDERS' DEFICIT
  Preferred Stock, 12% cumulative voting, $10 par value, redeemable at par value at Company's option, convertible into Common Stock at holders' option, 100,000 shares authorized:
        Series A, convertible into 20 shares of Common
           Stock, 1,000 shares issued and outstanding                               10,000           10,000
        Series B, convertible into 10 shares of Common
           Stock, 75,000 shares issued and outstanding                             750,000          750,000

  Common Stock, one cent par value, 25 million
     shares authorized, 11.713 million shares
     issued and outstanding                                                        117,130          117,130
  Paid-in-capital                                                                4,287,466        4,287,466
  Accumulated deficit                                                           (7,836,910)      (5,396,243)
                                                                               -----------      -----------

                                        TOTAL STOCKHOLDERS' DEFICIT             (2,672,314)        (231,647)
                                                                               -----------      -----------

                        TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $ 4,188,450      $ 6,079,260
                                                                               ===========      ===========

See Notes to Consolidated Financial Statements

Consolidated Statements of Operations (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

                                                     Three Months                     Nine Months
                                                  Ended September 30               Ended September 30
                                              --------------------------    --------------------------
                                                 1997            1996           1997          1996
                                              -----------    -----------    -----------    -----------
REVENUES
  Rental revenues                             $ 1,276,776    $ 1,794,879    $ 4,303,962    $ 6,207,394
  Product sales                                   276,797        423,448      1,113,355      1,385,101
                                              -----------    -----------    -----------    -----------

       TOTAL REVENUES                           1,553,573      2,218,327      5,417,317      7,592,495

OPERATING COSTS AND EXPENSES
  Amortization of videocassette
     rental inventory                             562,049        471,235      1,689,270      1,550,702
  Cost of revenue sharing
     with related party                                 0         89,397         32,853        530,724
  Cost of product sales                           378,260        298,967        992,405      1,006,108
  Operating expenses (net of
     sublease income from
     related party of
     approximately $-0-,
     $-0-, $1,400, and
     $11,000, respectively)                     1,204,685      1,491,773      3,774,385      4,591,642
  Selling, general and
     administrative expenses
     (including related party
     commissions of $12,000,
     $53,000, $28,000, and
     $76,000, respectively)                       152,675        277,186        562,044        902,658
                                              -----------    -----------    -----------    -----------

       TOTAL OPERATING
          COSTS AND EXPENSES                    2,297,669      2,628,558      7,050,957      8,581,834
                                              -----------    -----------    -----------    -----------

                         OPERATING LOSS          (744,096)      (410,231)    (1,633,640)      (989,339)

Interest income                                         0              0          2,111              0
Interest expense, net (including
   related party expense of
   approximately $-0-, $60,000,
   $102,000 and $76,000,
   respectively)                                  (34,590)      (103,941)      (281,995)      (288,848)
   Loss on disposal of
      videocassettes, games,
      property and equipment                     (409,010)             0       (512,144)             0
                                              -----------    -----------    -----------    -----------

                            LOSS BEFORE
                REORGANIZATION EXPENSES        (1,187,696)      (514,172)    (2,425,668)    (1,278,187)

REORGANIZATION EXPENSES                            (5,000)             0        (15,000)             0
                                              -----------    -----------    -----------    -----------

                               NET LOSS       $(1,192,696)   $  (514,172)   $(2,440,668)   $(1,278,187)
                                              ===========    ===========    ===========    ===========

                  LOSS PER COMMON SHARE       $      (.10)   $      (.05)   $      (.21)   $      (.12)
                                              ===========    ===========    ===========    ===========


See Notes to Consolidated Financial Statements

Consolidated Statements of Cash Flows (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES



                                                                                      Nine Months
                                                                                   Ended September 30
                                                                            ------------------------------
                                                                               1997              1996
                                                                            -----------        -----------
OPERATING ACTIVITIES
  Net loss                                                                  $(2,440,668)       $(1,278,187)
  Adjustments
     Reduction of receivable                                                     75,595                  0
     Disposal of stores                                                               0           (216,600)
     Depreciation and amortization                                            1,949,846          1,844,131
     Loss on disposal of assets                                                 585,672            372,569
     Changes in operating assets and liabilities
       Accounts receivable                                                       17,423            (50,349)
       Merchandise inventory                                                     29,000             62,456
       Prepaid expenses                                                          12,439            105,628
       Other assets                                                             (16,607)            (3,641)
       Accounts payable                                                         596,565            369,388
       Rent payable under Agreed Order                                         (228,759)                 0
       Liabilities subject to settlement under reorganization                   269,642                  0
       Accrued expenses and other                                               (29,784)            58,101
                                                                            -----------        -----------

       NET CASH PROVIDED BY OPERATING ACTIVITIES                                820,364          1,263,496

INVESTING ACTIVITIES
  Purchases of videocassette rental inventory                                  (998,250)        (1,741,616)
  Purchases of property and equipment                                           (17,299)          (205,975)
  Collection of note receivable                                                 110,377             45,139
  Investment in businesses                                                            0            (33,983)
                                                                            -----------        -----------

       NET CASH USED IN INVESTING ACTIVITIES                                   (905,172)        (1,936,435)

FINANCING ACTIVITIES
   Proceeds from borrowings                                                   1,463,984
   Principal payments on debt                                                   (57,806)        (1,225,840)
   Checks drawn in excess of cash on deposit                                          0             10,589
                                                                            -----------        -----------

        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     (57,806)           248,733
                                                                            -----------        -----------

                                                 NET DECREASE IN CASH          (142,614)          (424,206)

CASH BEGINNING OF PERIOD                                                        212,024            424,206
                                                                            -----------        -----------

                                                   CASH END OF PERIOD       $    69,410        $       -0-
                                                                            ===========        ===========



See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements (Unaudited)

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1997



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


NOTE B--ORGANIZATION AND BASIS OF PRESENTATION

Description of Business--Roadrunner Video Group, Inc (the "Company") is primarily engaged in the business of renting and selling prerecorded videocassette movies and video games. As of September 30, 1997, the Company owned and operated (under the name Roadrunner Video and Discount Video) 21 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana.

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

This transaction was accounted for as a "reverse acquisition" whereby Roadrunner is deemed to have acquired Business Data for financial reporting purposes. However, Business Data remains the continuing legal entity and registrant for Securities and Exchange Commission filing purposes. Consistent with the reverse acquisition accounting treatment, the accompanying historical financial statements presented are the consolidated financial statements of Roadrunner. The operations of Business Data have been included in the accompanying financial statements from the date of acquisition.

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

September 30, 1997



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

The Company is in the process of developing a plan of reorganization to be submitted to the Court and creditors for their approval. The Company is required by the Court to submit a disclosure statement and plan by December 5, 1997. The Company is not aware of any creditors who intend to file their own plan of reorganization for the Company or who intend to file a motion to dismiss or take any other action materially adverse to the Company's ability to continue to reorganize its business affairs under its Chapter 11 Filing, however, certain conditions exist which indicate that this could occur.

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

As of November 12, 1996, actions to collect pre-petition indebtedness have been automatically stayed, subject to the jurisdiction of the Court, and, in certain circumstances, other pre-petition contractual obligations may not be enforced against the Company. In addition, the Company has rejected certain lease obligations. Parties affected by these rejections may file claims with the Court in accordance with the reorganization process. Substantially all liabilities as of the petition date are subject to being paid or compromised under a plan of reorganization to be voted on by all applicable classes or creditors and equity security holders approved by the Court. Some stores have been closed after leases have been assumed.

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

September 30, 1997



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

Financial accounting and reporting during a Chapter 11 proceeding is prescribed in Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7), issued by the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants. Accordingly, pre-petition liabilities, which may be impaired, have been classified as Liabilities Subject To Settlement Under Reorganization on the accompanying consolidated balance sheet and include the following estimated amounts as of September 30, 1997.

                                                            Related         Unrelated
                                                            Parties          Parties            Total
                                                          ----------       ----------        ----------
Debt Instruments
   Line of credit and note payable to
     a stockholder/supplier                               $1,168,407                         $1,168,407
   Notes payable to stockholders                           1,145,984                          1,145,984
   Notes payable to supplier                                               $  684,200           684,200
   Mortgage note payable                                                      243,350           243,350
   Notes payable to two banks,
     net of discount of $36,332                                               202,426           202,426
   Notes payable to various financial
     institutions related to vehicles                                          99,223            99,223
   Notes payable related to acquisitions
     Seller of five southern Indiana stores,
        net of discount of $24,724                                            145,739           145,739
     Sellers of Midwest Video Wholesalers                                      71,959            71,959
     Sellers of H&H Video Enterprises                                          85,182            85,182
   Various other                                                               45,992            45,992
                                                          ----------       ----------        ----------

                                                           2,314,391        1,578,071         3,892,462




Continued

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1997



NOTE C--REORGANIZATION--Continued

                                      Related      Unrelated
                                       Parties      Parties       Total
                                     ----------   ----------   ----------
Accounts payable
   Stockholder/supplier                 507,669                   507,669
   Various other                                     651,449      651,449
                                     ----------   ----------   ----------

                                        507,669      651,449    1,159,118

Accrued liabilities
   Liability for closed stores                       465,208      465,208
   Interest                             102,360      259,378      361,738
   Various other                                      51,000       51,000
                                     ----------   ----------   ----------

                                        102,360      775,586      877,946
                                     ----------   ----------   ----------

                             Total   $2,924,420   $3,005,106   $5,929,526
                                     ==========   ==========   ==========

Pursuant to SOP 90-7, the Company had discontinued, effective as of the petition date, the accrual of interest on pre-petition debt that is unsecured or estimated to be unsecured.


NOTE D--STATEMENT OF CASH FLOWS

Supplemental disclosures of non-cash activities are as follows:

                                                          Nine Months
                                                       Ended September 30
                                                     ----------------------
                                                       1997          1996
                                                     --------      --------
Dividends on preferred stock                          $0           $67,377
                                                      ==           =======

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1997



NOTE E--VIDEOCASSETTE RENTAL INVENTORY

Videocassette rental inventory and related accumulated amortization consisted of the following:

                                            September 30       December 31
                                               1997               1996
                                            ----------        -----------
Videocassette rental inventory              $8,568,880        $ 9,879,660
Less accumulated amortization               (5,579,216)        (6,040,513)
                                            ----------        -----------

                                            $2,989,664        $ 3,839,147
                                            ==========        ===========


NOTE F--PROPERTY AND EQUIPMENT

Property and equipment and related depreciation at September 30, 1997 and December 31, 1996 consisted of the following:

                                            September 30       December 31
                                               1997               1996
                                            ----------        -----------
Land                                        $  155,375        $   155,375
Buildings                                      122,527            122,527
Equipment and fixtures                       1,014,636          1,908,593
Leasehold improvements                         217,160            396,681
Vehicles                                       262,206            291,720
                                            ----------        -----------

                                             1,771,904          2,874,896
Accumulated depreciation                      (874,772)        (1,317,277)
                                            ----------        -----------

                                            $  897,132        $ 1,557,619
                                            ==========        ===========


NOTE G--INCOME TAXES

Deferred income taxes are recorded based upon temporary differences between the financial statement and tax basis of assets and liabilities and net operating loss carryforwards available for income tax purposes.

A valuation allowance is provided when it is more likely than not some portion of the deferred tax asset will not be realized. During the three months and the nine months ended September 30, 1997 and 1996, the Company has provided a full valuation allowance against deferred tax assets recorded due to uncertainties in realization using the "more likely than not" valuation method.

ROADRUNNER VIDEO GROUP, INC. AND SUBSIDIARIES

September 30, 1997



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

September 30, 1997



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ROADRUNNER VIDEO GROUP, INC.




BACKGROUND

Roadrunner Video Group, Inc. (the "Company") is primarily engaged in the business of renting prerecorded videocassette movies and video games. As of September 30, 1997, the Company owned and operated (under the name Roadrunner Video) 21 stores primarily located throughout metropolitan Louisville, Kentucky and southern Indiana. During the nine months ended September 30, 1997, the Company closed 18 stores. Since September 30, 1997, one additional store has been sold.



REVENUES

Revenue, which includes rental revenue and product sales, decreased $700,000, or 30% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and $2,175,177, or 29% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Rental revenue decreased by $518,000 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and by $1,903,431 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease in rental revenue was due primarily to the closing of twelve stores.

Same store revenues decreased by approximately 11% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and 21% for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. Management believes that this decrease was due primarily to increased competition and the closing of twelve stores.

Product sales decreased by $146,651 for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996 and by $271,746 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease in product sales for such nine months was a result of a decrease in videocassette sales at the store level and to a supermarket chain.

OPERATING COSTS AND EXPENSES

Cost of Product and Other Sales

Cost of product sales increased from $299,000, or 13% of total revenue, for the three months ended September 30, 1996 to $378,000, or 24% of total revenue, for the three months ended September 30, 1997. The cost of product sales as a percentage of product sales revenue increased from 71% for the three months ended September 30, 1996 to 137% for the three months ended September 30, 1997. The increase was due to sale of tapes from closed stores.

Cost of product sales decreased from $1,006,000, or 13% of total revenue, for the nine months ended September 30, 1996 to $992,000, or 18% of total revenue, for the nine months ended September 30, 1997. The cost of product sales as a percentage of product sales revenue increased from 73% for the nine months ended September 30, 1996 to 89% for the nine months ended September 30, 1997.


Operating Expenses

Operating expenses decreased from $1.5 million for the three months ended September 30, 1996, or 67% of revenues, to $1.2 million for the three months ended September 30, 1997, or 78% of revenues. Operating expenses decreased from $4.6 million for the nine months ended September 30, 1996, or 60% of revenues, to $3.8 million for the nine months ended September 30, 1997, or 70% of revenues. Operating expenses are decreasing as stores are closed but have increased as a percentage of revenues. While revenues have declined, many operating expenses have not because of their fixed nature.


Amortization of Videocassette Rental Inventory

Amortization of videocassette rental inventory increased from $471,000, or 26% of rental revenue for the three months ended September 30, 1996, to $562,000, or 44% of rental revenue for the three months ended September 30, 1997. Amortization of videocassette rental inventory increased from $1.6 million, or 25% of rental revenue for the nine months ended September 30, 1996, to $1.7 million, or 39% of rental revenue for the nine months ended September 30, 1997.


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

Cost of revenue sharing decreased from $89,000, or 4% of rental revenue, for the three months ended September 30, 1996 to $0, or 0% of rental revenue for the three months ended September 30, 1997. Cost of revenue sharing decreased from $531,000, or 9% of rental revenue, for the nine months ended September 30, 1996 to $33,000, or 1% of rental revenue for the nine months ended September 30, 1997. The decrease was the result of fewer stores in operation and less utilization of this arrangement for 1997 compared to 1996.

Selling, General, and Administrative Expenses

Selling, general, and administrative expenses decreased from $277,000, or 12% of revenues for the three months ended September 30, 1996 to $153,000, or 10% of revenues for the three months September 30, 1997. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees, officers' salaries and administrative costs.

Selling, general, and administrative expenses decreased from $903,000, or 12% of revenues for the nine months ended September 30, 1996 to $562,000, or 10% of revenues for the nine months September 30, 1997. The decrease in selling, general and administrative expenses was primarily due to a decrease in professional fees, officers' salaries and administrative costs.


Other Income/Expense

Interest expense decreased $69,000, or 67% for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. Interest expense decreased $7,000, or 2%, for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This was due primarily to higher outstanding debt balances during 1996 as compared to 1997.


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

At September 30, 1997, the Company had a working capital deficit of $773,000. Videocassette rental inventory is treated as a non-current asset under generally accepted accounting principles, because they are not assets which are reasonably expected to be completely realized or sold in the normal business cycle. Although the rental of this inventory generates the major portion of the Company's revenues, the classification of these assets as non-current results in their exclusion from working capital. The aggregate amount payable for this inventory, however, is reported as a current liability until paid and, accordingly, is included as a reduction of working capital. Consequently, management believes that working capital is not an appropriate measure of its liquidity and it anticipates that it will continue to reflect low working capital or a working capital deficit.

The overall net decrease in cash was $143,000 for the nine months ended September 30, 1997, as a result of net cash provided by operating and net cash used in investing and financing activities.

Net cash provided by operating activities was $820,000 for the nine months ended September 30, 1997. Net cash used in investing activities was $905,000 for the period. This included purchases of videocassette rental inventory of $998,000 and purchases of property and equipment of $17,000.

Net cash used in financing activities was $58,000 for the nine months ended September 30, 1997, which represented principal payments on debt.

As cash flows from operating activities have not been sufficient to meet the Company's short-term working capital needs, including the acquisition of videocassette rental inventory, the Company has restructured debt and liquidated assets to meet these needs.

The Company's principal supplier of videocassettes agreed to provide the Company with financing during 1995 to purchase videocassette rental inventory. At September 30, 1997, the Company owed $684,000 under this arrangement, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

The Company has a revenue sharing agreement and various debt agreements with another supplier, who is also a stockholder. At September 30, 1997, the Company owed the supplier $1,168,000, which is included in Liabilities Subject To Settlement Under Reorganization on the Company's balance sheet.

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

                                ROADRUNNER VIDEO GROUP, INC.




                                By: /s/ Terry W. Schneider
                                    -------------------------------------
                                    Terry W. Schneider
                                    Chief Executive Officer,
                                    Acting Principal Financial Officer


Dated:  November 14, 1997